Form 10-Q
period 2018-06-30
Leo Holdings Corp.
filed 2018-08-10
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 10, 2018, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS CORP.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LEO HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$1,157,042	$112,681
Prepaid expenses	248,108	—

Total current assets	1,405,150	112,681
Cash and cash equivalents held in Trust Account	201,126,847	—
Deferred offering costs associated with initial public offering	—	276,511

Total assets	$202,531,997	$389,192

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$46,528	$214,261
Accrued expenses - related party	45,000	—
Accounts payable	508,210	3,750
Notes payable—related parties	—	155,000

Total current liabilities	599,738	373,011
Deferred underwriting commissions	7,000,000	—

Total liabilities	7,599,738	373,011

Commitments
Class A ordinary shares, $0.0001 par value; 18,993,225 and 0 shares subject to possible redemption as of June 30, 2018 and December 31, 2017, respectively	189,932,250	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,006,775 and 0 shares issued and outstanding (excluding 18,993,225 and 0 shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	101	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,750,000 (1)(2) shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	500	575
Additional paid-in capital	4,146,963	24,425
Retained earnings (accumulated deficit)	852,445	(8,819)

Total shareholders’ equity	5,000,009	16,181

Total Liabilities and Shareholders’ Equity	$202,531,997	$389,192

(1)

This number includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On March 29, 2018, the over-allotment option expired, and 750,000 Class B ordinary shares were forfeited.

(2)	The share amounts have been retroactively restated to reflect the surrender of 2,875,000 shares from the Sponsor in February 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
General and administrative expenses	$229,121	$267,392

Loss from operations	(229,121)	(267,392)
Interest income	799,395	1,128,656

Net income	$570,274	$861,264

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.03	$0.04

Basic and diluted weighted average shares outstanding of Class B ordinary shares (1)	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$0.00	$0.00

(1)	The share amounts have been retroactively restated to reflect the surrender of 2,875,000 shares from the Sponsor in February 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$861,264
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income held in Trust Account	(1,126,847)
Changes in operating assets and liabilities:
Prepaid expenses	(248,108)
Accounts payable	504,460
Accrued expenses	(167,733)
Accrued expenses - related party	45,000

Net cash provided by operating activities	(131,964)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Funds borrowed from related parties	170,000
Repayment of loans to related parties	(325,000)
Proceeds received from initial public offering, net of offering costs	195,331,325
Proceeds received from private placement	6,000,000

Net cash provided by financing activities	201,176,325

Net increase in cash	1,044,361

Cash - beginning of the period	112,681

Cash - end of the period	$1,157,042

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering charged to equity	$7,000,000

Deferred offering costs charged to equity upon completion of the initial public offering	$276,511

Change in value of Class A ordinary shares subject to possible redemption	$189,932,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2018, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) through June 30, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Leo Investors Limited Partnership, a Cayman Island exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2018. On February 15, 2018, the Company consummated its initial public offering (the “Initial Public Offering”) of 20,000,000 units (each, a “Unit” and collectively, the “Units”) sold to the public at a price of $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, inclusive of $7.0 million in deferred underwriting commissions (Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The over-allotment option was not exercised prior to its expiration.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, and generating gross proceeds of $6 million (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company will provide holders of its outstanding Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”), sold in the Initial Public Offering (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of a Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Sponsor and the Company’s officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers and directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter of the Initial Public Offering has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, the deferred underwriting commission will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2018, the Company had approximately $1.2 million in its operating bank account, approximately $1.1 million of interest income available in the Trust Account to pay for taxes, and working capital of approximately $805,000.

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus relating to the Initial Public Offering and its Current Report on Form 8-K filed with the SEC on February 14, 2018 and February 22, 2018, respectively.

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,000,000 Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares and any working capital loans, by the weighted average number of Class B ordinary shares outstanding for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and December 31, 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering totaled approximately $11.9 million, inclusive of $7.0 million in deferred underwriting commissions, and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018, 18,993,225 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction; therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

Note 4—Related Party Transactions

Founder Shares

On December 8, 2017, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”), for an aggregate price of $25,000. In February 2018, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Founder Shares from 8,625,000 to 5,750,000. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

The Sponsor and its affiliate had loaned the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. The Company repaid $300,000 on February 15, 2018. In addition, the Sponsor and its affiliate loaned the Company another $25,000 for working capital. The Company fully repaid this amount on February 20, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recorded an aggregate of $30,000 and $45,000 in expenses in connection with such agreement on the accompanying Statement of Operations for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, an aggregate of $45,000 in connection with such services was accrued on the accompanying condensed Balance Sheet.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 6—Shareholder’s Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2018, there were 20,000,000 Class A ordinary shares issued or outstanding, including 18,993,225 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of June 30, 2018, there were 5,000,000 Class B ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there were no preference shares issued or outstanding.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents held in Trust Account	$201,126,847	$0	$0

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity since inception up to June 30, 2018 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of approximately $570,000, which consisted of approximately $799,000 in interest income, offset by approximately $229,000 in general and administrative costs.

For the six months ended June 30, 2018, we had net income of approximately $861,000, which consisted of approximately $1.1 million in interest income, offset by approximately $267,000 in general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2018, we had approximately $1.2 million in our operating bank account, approximately $1.1 million of interest income available in the Trust Account to pay for taxes, and working capital of approximately $805,000.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the loans from the Sponsor on February 20, 2018.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On December 8, 2017, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In February 2018, the Sponsor effected a surrender of 2,875,000 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares from 8,625,000 to 5,750,000. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination and are subject to certain transfer restrictions. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor.

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

Related Party Loans

The Sponsor and its affiliate had loaned us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. We repaid $300,000 on February 15, 2018. In addition, the Sponsor and its affiliate loaned us another $25,000 for working capital. We fully repaid this amount on February 20, 2018.

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

Administrative Support Agreement

We have agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of June 30, 2018, we recorded an aggregate of $30,000 and $45,000 in expenses in connection with such agreement on the accompanying Statement of Operations, for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, an aggregate of $45,000 in connection with such services was accrued on the accompanying condensed Balance Sheet.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus relating to our Initial Public Offering and our Current Report on Form 8-K filed with the SEC on February 14, 2018 and February 22, 2018, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on February 14, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $11.9 million (including underwriting commissions of $4,000,000 and a deferred underwriting commissions of $7,000,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had loaned us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. We repaid $300,000 on February 15, 2018. In addition, the Sponsor and its affiliate loaned us another $25,000 for working capital. We fully repaid this amount on February 20, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $200,000,000 of the net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2018, approximately $1.2 million was held outside the Trust Account and is being used to fund the Company’s operating expenses. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2018.

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name: Lyndon Lea
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Darwent
Name: Robert Darwent
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)