Form 10-Q
period 2018-09-30
Leo Holdings Corp.
filed 2018-11-09
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

LEO HOLDINGS CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-38393	98-1399727
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

21 Grosvenor Place London	SW1X 7HF
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 20 7201 2200

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

As of November 9, 2018, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS CORP.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEO HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$592,706	$112,681
Prepaid expenses	196,061	—

Total current assets	788,767	112,681
Cash and cash equivalents held in Trust Account	202,038,728	—
Deferred offering costs associated with initial public offering	—	276,511

Total assets	$202,827,495	$389,192

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$—	$214,261
Accrued expenses—related party	75,000	—
Accounts payable	10,453	3,750
Notes payable—related parties	—	155,000

Total current liabilities	85,453	373,011
Deferred underwriting commissions	7,000,000	—

Total liabilities	7,085,453	373,011

Commitments
Class A ordinary shares, $0.0001 par value; 19,074,204 and 0 shares subject to possible redemption as of September 30, 2018 and December 31, 2017, respectively	190,742,040	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 925,796 and 0 shares issued and outstanding (excluding 19,074,204 and 0 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	93	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,750,000 (1)(2) shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	500	575
Additional paid-in capital	3,337,181	24,425
Retained earnings (accumulated deficit)	1,662,228	(8,819)

Total shareholders’ equity	5,000,002	16,181

Total Liabilities and Shareholders’ Equity	$202,827,495	$389,192

(1)

Share amounts as of December 31, 2017 includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On March 29, 2018, the over-allotment option expired, and 750,000 Class B ordinary shares were forfeited.

(2)	The share amounts have been retroactively restated to reflect the surrender of 2,875,000 shares from the Sponsor in February 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
General and administrative expenses	$103,045	$370,437

Loss from operations	(103,045)	(370,437)
Interest income	912,828	2,041,484

Net income	$809,783	$1,671,047

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.04	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares (1)	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$0.00	$0.00

(1)	The share amounts for the nine months ended September 30, 2018 have been retroactively restated to reflect the surrender of 2,875,000 shares from the Sponsor in February 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net income	$1,671,047
Adjustments to reconcile net income to net cash used in operating activities:
Interest income held in Trust Account	(2,038,728)
Changes in operating assets and liabilities:
Prepaid expenses	(196,061)
Accounts payable	6,703
Accrued expenses	(214,261)
Accrued expenses—related party	75,000

Net cash used in operating activities	(696,300)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Funds borrowed from related parties	170,000
Repayment of loans to related parties	(325,000)
Proceeds received from initial public offering, net of offering costs	195,331,325
Proceeds received from private placement	6,000,000

Net cash provided by financing activities	201,176,325

Net increase in cash	480,025

Cash—beginning of the period	112,681

Cash—end of the period	$592,706

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$7,000,000

Deferred offering costs charged to equity upon completion of the initial public offering	$276,511

Change in value of Class A ordinary shares subject to possible redemption	$190,742,040

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

As of September 30, 2018, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) through September 30, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, and generating gross proceeds of $6 million (Note 4).

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Sponsor and the Company’s officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers and directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter of the Initial Public Offering has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, the deferred underwriting commission will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of September 30, 2018, the Company had approximately $593,000 in its operating bank account, approximately $2.0 million of interest income available in the Trust Account to pay for taxes, and working capital of approximately $703,000.

Through September 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus relating to the Initial Public Offering and its Current Report on Form 8-K filed with the SEC on February 14, 2018 and February 22, 2018, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC Topic 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and December 31, 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018, 19,074,204 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction; therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its’s first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the three months ended March 31, 2019.

The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2018 and December 31, 2017, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company recorded an aggregate of $30,000 and $75,000 in expenses in connection with such agreement on the accompanying Statement of Operations for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, an aggregate of $75,000 in connection with such services was accrued on the accompanying condensed Balance Sheet.

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

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 6—Shareholders’ Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2018, there were 20,000,000 Class A ordinary shares issued or outstanding, including 19,074,204 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of September 30, 2018, there were 5,000,000 Class B ordinary shares issued or outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there were no preference shares issued or outstanding.

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants—The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation and may only be exercised for a whole number of shares.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

LEO HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents held in Trust Account	$202,038,728	$0	$0

Note 8—Subsequent Events

On October 3, 2018, the Company received notice from the New York Stock Exchange (the “NYSE”) that it was not currently in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “Manual”) that the Company’s Class A ordinary shares be held by a minimum of 300 public shareholders.

Pursuant to such notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the Manual and must submit a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the notice. The Company anticipates that it will satisfy this listing requirement within such time period once it locates a target business with which to consummate an initial business combination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

On October 3, 2018, we received notice from the New York Stock Exchange (the “NYSE”) that we were not currently in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “Manual”) that our Class A ordinary shares be held by a minimum of 300 public shareholders.

Pursuant to such notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual and must submit a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the notice. We anticipate that we will satisfy this listing requirement within such time period once it locates a target business with which to consummate an initial business combination.

Results of Operations

Our entire activity since inception up to September 30, 2018 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of approximately $810,000, which consisted of approximately $913,000 in interest income, offset by approximately $103,000 in general and administrative costs.

For the nine months ended September 30, 2018, we had net income of approximately $1.7 million, which consisted of approximately $2.0 million in interest income, offset by approximately $370,000 in general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had approximately $593,000 in our operating bank account, approximately $2.0 million of interest income available in the Trust Account to pay for taxes, and working capital of approximately $703,000.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the loans from the Sponsor on February 20, 2018.

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

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2018 and December 31, 2017, no Working Capital Loans were outstanding.

Administrative Support Agreement

We have agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of September 30, 2018, we recorded an aggregate of $30,000 and $75,000 in expenses in connection with such agreement on the accompanying Statement of Operations, for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, an aggregate of $75,000 in connection with such services was accrued on the accompanying condensed Balance Sheet.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $200,000,000 of the net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2018, approximately $593,000 was held outside the Trust Account and is being used to fund the Company’s operating expenses. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2018.

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Darwent
Name:	Robert Darwent
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)