Form 10-Q
period 2019-03-31
Leo Holdings Corp.
filed 2019-05-10
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	LHC	New York Stock Exchange

Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LHC WS	New York Stock Exchange

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LHC.U	New York Stock Exchange

As of May 10, 2019, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

PART—I FINANCIAL INFORMATION

Item 1. Financial Statements

LEO HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$428,425	$550,164
Prepaid expenses	183,469	143,675

Total current assets	611,894	693,839
Investments held in Trust Account	204,207,747	203,081,753

Total Assets	$204,819,641	$203,775,592

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$892,296	$—
Accrued expenses – related party	691,102	105,000
Accounts payable	31,695	4,310

Total current liabilities	1,615,093	109,310
Deferred underwriting commissions	7,000,000	7,000,000

Total liabilities	8,615,093	7,109,310
Commitments
Class A ordinary shares, $0.0001 par value; 19,120,454 and 19,166,628 shares subject to possible redemption as of March 31, 2019 and December 31, 2018, respectively	191,204,540	191,666,280
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 879,546 and 833,372 shares issued and outstanding (excluding 19,120,454 and 19,166,628 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	88	83
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	2,874,686	2,412,951
Retained earnings	2,124,734	2,586,468

Total shareholders’ equity	5,000,008	5,000,002

Total Liabilities and Shareholders’ Equity	$204,819,641	$203,775,592

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2019	2018
General and administrative expenses	$1,587,728	$38,271

Loss from operations	(1,587,728)	(38,271)
Interest income	1,125,994	329,261

Net (loss) income	$(461,734)	$290,990

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	10,000,000

Basic and diluted net income per share, Class A	$0.06	$0.03

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.32)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2019
	Ordinary Shares				Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2018	833,372	$83	5,000,000	$500	$2,412,951	$2,586,468	$5,000,002

Common stock subject to possible redemption	46,174	5	—	—	461,735	—	461,740
Net loss	—	—	—	—	—	(461,734)	(461,734)

Balance – March 31, 2019 (unaudited)	879,546	88	5,000,000	500	2,874,686	2,124,734	5,000,008

	For the three months ended March 31, 2018
	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2017	—	$—	5,750,000	$575	$24,425	$(8,819)	$16,181

Sale of units in initial public offering, net of offering costs	20,000,000	2,000	—	—	187,830,433	—	187,832,433
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,000,000	—	6,000,000
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—
Common stock subject to possible redemption	(18,876,207)	(1,888)	—	—	(189,137,706)	—	(189,139,594)
Net income	—	—	—	—	—	290,990	290,990

Balance – March 31, 2018 (unaudited)	1,123,793	$112	5,000,000	$500	$4,717,227	$282,171	$5,000,010

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(461,734)	$290,990
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest income held in Trust Account	(1,125,994)	(328,731)
Changes in operating assets and liabilities:
Prepaid expenses	(39,794)	(21,558)
Accounts payable	27,385	735,935
Accrued expenses	892,296	(211,736)
Accrued expenses – related party	586,102	15,000

Net cash (used in) provided by operating activities	(121,739)	479,900
Cash Flows from Investing Activities
Proceeds deposited in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)
Cash Flows from Financing Activities:
Funds borrowed from related parties	—	170,000
Repayment of loans to related parties	—	(325,000)
Proceeds received from initial public offering, gross	—	200,000,000
Offering costs paid	—	(4,891,056)
Proceeds received from private placement	—	6,000,000

Net cash provided by financing activities	—	200,953,944

Net (decrease) increase in cash	(121,739)	1,433,844
Cash – beginning of the period	550,164	112,681

Cash – end of the period	$428,425	$1,546,525

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,000,000

Deferred offering costs charged to equity upon completion of the initial public offering	$—	$276,511

Initial value of Class A ordinary shares subject to possible redemption	$—	$189,101,450

(Decrease) increase in value of Class A ordinary shares subject to possible redemption	$(461,740)	$38,144

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Leo Holdings Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 29, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company focuses its search on companies in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) to March 31, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On April 7, 2019, the Company entered into a Business Combination Agreement (the “Transaction Agreement”), by and among Queso Holdings Inc., a Delaware corporation (“Queso”), AP VIII CEC Holdings, L.P., a Delaware limited partnership (the “Seller”), pursuant to which the Company will acquire Queso. Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of the Company’s shareholders (Note 8).

Going Concern Consideration

As of March 31, 2019, the Company had approximately $428,000 in its operating bank account, approximately $4.2 million of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $1.0 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) (Note 4).

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 15, 2020.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares and any working capital loans, by the weighted average number of Class B ordinary shares outstanding for the periods presented.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A ordinary shares is calculated as follows:

	For the three months ended March 31,
	2019	2018
Interest income	$1,125,994	$329,261

Net income available to holders of Class A ordinary shares	$1,125,994	$329,261

Net income	$(461,734)	$290,990
Less: Income attributable to Class A ordinary shares	(1,125,994)	(329,261)

Net loss attributable to holders of Class B ordinary shares	$(1,587,728)	$(38,271)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	10,000,000

Basic and diluted net income per share, Class A	$0.06	$0.03

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.32)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

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

ASC Topic 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering totaled approximately $11.9 million, inclusive of $7.0 million in deferred underwriting commissions, and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 19,120,454 and 19,166,628 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying condensed balance sheets, respectively.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction as of March 31, 2019 (see Note 8); therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2019 and December 31, 2018, no Working Capital Loans were outstanding.

Related Party Expenses

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three months ended March 31, 2019 and 2018, the Company recorded $30,000 and $15,000, respectively, in expenses in connection with such services. As of March 31, 2019 and December 31, 2018, $135,000 and $105,000, respectively, was accrued on the accompanying condensed balance sheets.

In addition, as of March 31, 2019 and December 31, 2018, the Company accrued approximately $556,000 and $0, respectively, in travel and entertainment expenses for management on the accompanying condensed balance sheets.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6—Shareholders’ Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 20,000,000 Class A ordinary shares issued or outstanding, including 19,120,454 and 19,166,628, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of March 31, 2019 and December 31, 2018, there were 5,000,000 Class B ordinary shares issued or outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

Warrants—The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation and may only be exercised for a whole number of shares.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$204,207,747	$—	$—

December 31, 2018
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$203,081,753	$—	$—

No cash was held in the Trust Account as of March 31, 2019 and December 31, 2018.

Note 8—Transaction Agreement

The Leo Business Combination

The Transaction Agreement provides for the consummation of the following transactions in the following order (collectively, the “Leo Business Combination”), in each case conditional upon each prior transaction having been consummated: (a) the surrender to the Company and cancellation of 1,750,000 Class B ordinary shares of the Company by Sponsor (the “Surrender”), (b) a change of the Company’s jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware in accordance with Section 388 of the General Corporation Law of the State of Delaware and Cayman Islands Companies Law (2018 Revision) (the “Domestication”), (c) conditional upon the consummation of the Domestication and immediately thereafter, the Company will consummate the Private Placement (as defined below), and (d) conditional upon the foregoing transactions and immediately after the Private Placement, Queso will merge with and into the Company, the separate corporate existence of Queso will cease and the Company will be the surviving corporation and change its name to “Chuck E. Cheese Brands Inc.” (the “Merger”).

The Surrender will be pursuant to the Sponsor Shares Surrender Agreement, dated as of April 7, 2019 between the Company and Sponsor, pursuant to which, among other things, the Sponsor has agreed to, immediately prior to, and conditioned upon, the effective time of the Leo Business Combination, (a) automatically surrender and forfeit an aggregate of 1,750,000 Class B ordinary shares (the “Forfeited Shares”) to the Company for no consideration, as a contribution to the capital of the Company and (b) waive certain anti-dilution rights of its Class B ordinary shares. The Company will immediately cancel the Forfeited Shares.

The Sponsor will continue, subject to limited exceptions, to be bound by its existing agreement not to transfer, assign or sell any of its original Founder Shares until the earlier to occur of: (A) one year after the completion of the Leo Business Combination or (B) subsequent thereto, (x) if the last sale price of the shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the transaction, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

In connection with the transaction, the Seller will enter into a lock-up agreement, pursuant to which it will agree not to transfer its shares for a period of 180 days from closing, subject to certain exceptions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Transaction Agreement, the consideration to be received by the equityholders of Queso in connection with the transaction contemplated under the Transaction Agreement, which is conditioned upon the surrender of 1,750,000 shares by the Sponsor, shall consist of: (i) 36,000,137 shares of the common stock of the Company after the Domestication (“New Leo Common Stock”) (at a deemed value of $10.00 per share) and (ii) the right to receive up to an additional 4 million shares of New Leo Common Stock upon the occurrence of certain events and subject to certain restrictions. Cash held in the trust account net of redemptions and the gross proceeds of the Private Placement (the “Cash Proceeds”) less the transaction costs of the Leo Business Combination will be used to pay down certain indebtedness of Queso at the closing of the transaction.

Representations and Warranties, Covenants, and Indemnification

Under the Transaction Agreement, parties to the agreement made customary representations and warranties for transactions of this type regarding themselves. Certain fundamental representations and warranties of Queso and the Seller made under the Transaction Agreement (the “Fundamental Representations”) survive for four years following the closing of the Leo Business Combination while all other representations and warranties made by the parties do not survive the closing. In addition, the parties to the Transaction Agreement made covenants that are customary for transactions of this type.

The Transaction Agreement provides for the indemnification of the Company by the Seller with respect to breaches of the Fundamental Representations and covenants up to a cap of the consideration received by the Seller pursuant to the Merger (at a deemed value of $10.00 per share).

Conditions to Each Party’s Obligations

Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of the Company’s stockholders.

In addition, consummation of the Leo Business Combination is subject to other closing conditions, including, among others: (i) all applicable, if any, waiting periods under the HSR Act (as defined in the Transaction Agreement) have expired or been terminated; (ii) the consummation of the Surrender, Domestication and Private Placement, (iii) there has been no material adverse effect to the business, assets, liabilities, financial condition or results of operations of Queso and its subsidiaries, (iv) the requisite approvals have been obtained from the Company’s stockholders, (v) the New Leo Common Stock to be issued as consideration for the Leo Business Combination has been approved for listing on the New York Stock Exchange and (vi) the aggregate amount of the Cash Proceeds is no less than $250 million.

Termination

The Transaction Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including (i) if the closing has not occurred by September 13, 2019 (the “Outside Date”), unless because of the delay and/or nonperformance of the party seeking such termination, (ii) if the Company’s board of directors changes its recommendation with respect to the transactions contemplated by the Agreement and (iii) if the Company’s stockholders do not approve the Leo Business Combination and related proposals to be presented to them at a meeting of the Company’s stockholders. If the Transaction Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Transaction Agreement with certain limited exceptions, including liability arising out of a party’s Intentional Breach (as defined in the Transaction Agreement) of any provision contained in the Transaction Agreement.

The foregoing description of the Transaction Agreement is qualified in its entirety by reference to the Transaction Agreement that was filed as Exhibit 2.1 of the Current Report on Form 8-K on April 8, 2019. The Transaction Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Transaction Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Transaction Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.

PIPE Transactions

Concurrently with the execution of the Transaction Agreement, the Company entered into Subscription Agreements with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and the Company agreed to issue and sell to such investors, including funds managed by Lion Capital LLP, immediately following the Domestication (as defined above), 10,700,000 shares of the Company’s common stock, par value $0.0001 per share, in each case, for an aggregate of up to $100.0 million (the “PIPE Transactions”). As a result of the Sponsor surrendering 1,750,000 shares to the Company upon closing, the net effect is that the PIPE Transactions are not dilutive to a $10 per share valuation of the Company. The closing of the PIPE Transactions are contingent upon, among other things, the substantially concurrent consummation of the proposed Leo Business Combination and related transactions.

In connection with the PIPE Transaction, the Company will grant the PIPE Investors certain customary registration rights. The Company’s shares to be offered and sold in connection with the PIPE Transactions have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Leo Holdings Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed interim financial statements and related notes thereto included elsewhere in this report.

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

On April 7, 2019, we entered into a Business Combination Agreement (the “Transaction Agreement”), by and among Queso Holdings Inc., a Delaware corporation (“Queso”), AP VIII CEC Holdings, L.P., a Delaware limited partnership (the “Seller”), pursuant to which we will acquire Queso. Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of our shareholders. Pursuant to the Transaction Agreement, the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware in accordance with Section 388 of the General Corporation Law of the State of Delaware and Cayman Islands Companies Law (2018 Revision).

Results of Operations

All activity from inception through March 31, 2019 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net loss of approximately $462,000, which consisted of approximately $1.1 million in interest income, offset by approximately $1.6 million in general and administrative costs.

For the three months ended March 31, 2018, we had net income of approximately $291,000, which consisted of approximately $329,000 in interest income, offset by approximately $38,000 in general and administrative costs.

Going Concern Consideration

As indicated in the accompanying unaudited condensed interim financial statements, at March 31, 2019, we had approximately $428,000 in our operating bank account, approximately $4.2 million of interest income available in the trust account to pay for taxes, and a working capital deficit of approximately $1.0 million.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the sponsor in exchange for the issuance of the founder shares to the sponsor, $325,000 in loans from the sponsor, and the net proceeds from the consummation of the private placement not held in the trust account.

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

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after February 15, 2020.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our 2018 Form 10-K filed with the SEC on March 29, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Not applicable.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $200,000,000 of the net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of March 31, 2019, approximately $428,000 was held outside the Trust Account and is being used to fund the Company’s operating expenses. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2019.

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name: Lyndon Lea Title: Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Darwent
Name: Robert Darwent Title: Chief Financial Officer (Principal Financial and Accounting Officer)