Form 10-Q
period 2019-06-30
Leo Holdings Corp.
filed 2019-08-09
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

PART—I FINANCIAL INFORMATION

Item 1. Financial Statements

LEO HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$3,544	$550,164
Prepaid expenses	155,501	143,675

Total current assets	159,045	693,839
Investments held in Trust Account	205,343,036	203,081,753

Total Assets	$205,502,081	$203,775,592

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$2,329,551	$—
Accrued expenses—related party	185,184	105,000
Accounts payable	1,139,714	4,310

Total current liabilities	3,654,449	109,310
Deferred underwriting commissions	7,000,000	7,000,000

Total liabilities	10,654,449	7,109,310
Commitments
Class A ordinary shares, $0.0001 par value; 18,984,763 and 19,166,628 shares subject to possible redemption as of June 30, 2019 and December 31, 2018, respectively	189,847,630	191,666,280
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,015,237 and 833,372 shares issued and outstanding (excluding 18,984,763 and 19,166,628 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	102	83
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	4,231,582	2,412,951
Retained earnings	767,818	2,586,468

Total shareholders’ equity	5,000,002	5,000,002

Total Liabilities and Shareholders’ Equity	$205,502,081	$203,775,592

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$2,492,205	$229,121	$4,079,933	$267,392

Loss from operations	(2,492,205)	(229,121)	(4,079,933)	(267,392)
Interest income	1,135,289	799,395	2,261,283	1,128,656

Net (loss) income	$(1,356,916)	$570,274	$(1,818,650)	$861,264

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.06	$0.04	$0.11	$0.06

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.50)	$(0.05)	$(0.82)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	833,372	$83	5,000,000	$500	$2,412,951	$2,586,468	$5,000,002

Common stock subject to possible redemption	46,174	5	—	—	461,735	—	461,740
Net loss	—	—	—	—	—	(461,734)	(461,734)

Balance - March 31, 2019 (unaudited)	879,546	88	5,000,000	500	2,874,686	2,124,734	5,000,008

Common stock subject to possible redemption	135,691	14	—	—	1,356,896	—	1,356,910
Net loss	—	—	—	—	—	(1,356,916)	(1,356,916)

Balance - June 30, 2019 (unaudited)	1,015,237	$102	5,000,000	$500	$4,231,582	$767,818	$5,000,002

	For the six months ended June 30, 2018
	Ordinary Shares				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2017	—	$—	5,750,000	$575	$24,425	$(8,819)	$16,181

Sale of units in initial public offering, net of offering costs	20,000,000	2,000	—	—	187,830,433	—	187,832,433
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,000,000	—	6,000,000
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—
Common stock subject to possible redemption	(18,876,207)	(1,888)	—	—	(189,137,706)	—	(189,139,594)
Net income	—	—	—	—	—	290,990	290,990

Balance - March 31, 2018 (unaudited)	1,123,793	112	5,000,000	500	4,717,227	282,171	5,000,010

Reduction of offering costs	—	—	—	—	222,381	—	222,381
Common stock subject to possible redemption	(117,018)	(11)	—	—	(792,645)	—	(792,656)
Net income	—	—	—	—	—	570,274	570,274

Balance - June 30, 2018 (unaudited)	1,006,775	$101	5,000,000	$500	$4,146,963	$852,445	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(1,818,650)	$861,264
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income held in Trust Account	(2,261,283)	(1,126,847)
Changes in operating assets and liabilities:
Prepaid expenses	(11,826)	(248,108)
Accounts payable	1,135,404	504,460
Accrued expenses	2,329,551	(167,733)
Accrued expenses - related party	80,184	45,000

Net cash used in operating activities	(546,620)	(131,964)
Cash Flows from Investing Activities
Proceeds deposited in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)
Cash Flows from Financing Activities:
Funds borrowed from related parties	—	170,000
Repayment of loans to related parties	—	(325,000)
Proceeds received from initial public offering, gross	—	200,000,000
Offering costs paid	—	(4,668,675)
Proceeds received from private placement	—	6,000,000

Net cash provided by financing activities	—	201,176,325

Net (decrease) increase in cash	(546,620)	1,044,361
Cash - beginning of the period	550,164	112,681

Cash - end of the period	$3,544	$1,157,042

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,000,000
Deferred offering costs charged to equity upon completion of the initial public offering	$—	$276,511
Initial value of Class A ordinary shares subject to possible redemption	$—	$189,101,450
(Decrese) increase in value of Class A ordinary shares subject to possible redemption	$(1,818,650)	$830,800

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Leo Holdings Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 29, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company focuses its search on companies in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) to June 30, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

On April 7, 2019, the Company entered into a Business Combination Agreement (as amended on June 27, 2019, the “Transaction Agreement”), by and among Queso Holdings Inc., a Delaware corporation (“Queso”), AP VIII CEC Holdings, L.P., a Delaware limited partnership (the “Seller”), and solely for purposes of Section 7.14(f) and 10.2(i) of the Transaction Agreement, the Sponsor, pursuant to which the Company would have acquired Queso (together with the other transactions contemplated by the Transaction Agreement and the transactions intended to be consummated in connection therewith, the “Transaction”). The parties jointly determined to terminate the Transaction Agreement pursuant to a Termination Agreement, dated as of July 29, 2019, by and among such parties, effective as of such date.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had approximately $3,500 in its operating bank account, approximately $5.3 million of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $3.5 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) (Note 4).

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018.

Based on the foregoing, the Company will have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or February 15, 2020. Following the initial Business Combination, if cash on hand is insufficient, the Company will need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,000,000 Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares and any working capital loans, by the weighted average number of Class B ordinary shares outstanding for the periods presented.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A ordinary shares is calculated as follows:

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest income	$1,135,289	$799,395	$2,261,283	$1,128,656

Net income available to holders of Class A ordinary shares	$1,135,289	$799,395	$2,261,283	$1,128,656

Net income	$(1,356,916)	$570,274	$(1,818,650)	$861,264
Less: Income attributable to Class A ordrinary shares	(1,135,289)	(799,395)	(2,261,283)	(1,128,656)

Net loss attributable to holders of Class B ordinary shares	$(2,492,205)	$(229,121)	$(4,079,933)	$(267,392)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.06	$0.04	$0.11	$0.06

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.50)	$(0.05)	$(0.82)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 18,984,763 and 19,166,628 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying condensed balance sheets, respectively.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction as of June 30, 2019 (see Note 8); therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2019 and December 31, 2018, no Working Capital Loans were outstanding.

Related Party Expenses

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three months ended June 30, 2019 and 2018, the Company recorded $30,000 in expenses in connection with such services in each period. During the six months ended June 30, 2019 and 2018, the Company recorded $60,000 and $45,000 in expenses in connection with such services, respectively. As of June 30, 2019 and December 31, 2018, $165,000 and $105,000, respectively, was accrued on the accompanying condensed balance sheets.

In addition, as of June 30, 2019 and December 31, 2018, the Company accrued approximately $20,000 and $0, respectively, in expenses incurred by management on the accompanying condensed balance sheets.

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

Note 6—Shareholders’ Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2019 and December 31, 2018, there were 20,000,000 Class A ordinary shares issued or outstanding, including 18,984,763 and 19,166,628, respectively, Class A ordinary shares subject to possible redemption.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of June 30, 2019 and December 31, 2018, there were 5,000,000 Class B ordinary shares issued or outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$205,343,036	$—	$—

December 31, 2018
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$203,081,753	$—	$—

No cash was held in the Trust Account as of June 30, 2019 and December 31, 2018.

Note 8—Subsequent Events

On July 29, 2019, the parties jointly determined to terminate the Transaction Agreement. The Transaction Agreement provided that Queso’s and the Seller’s obligation to consummate the Transaction was conditioned on, among other things, that after giving effect to (i) the redemptions of Public Shares in connection with the Transaction, and (ii) the proposed private placement of shares of the Company in connection with the Transaction, the Company must have had net available cash equal to no less than $250,000,000. The number of redemption requests received by the Company as of the redemption deadline of close of business on July 26, 2019 would have resulted in such net available cash proceeds being less than $250,000,000.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

As a result of the termination of the Transaction Agreement, effective as of July 29, 2019, the Transaction Agreement is of no further force and effect, and each of the following agreements entered into in connection with the Transaction Agreement either automatically terminated in accordance with their terms or is of no further force and effect: (1) the subscription agreements entered into by the Company with certain investors, pursuant to which, among other things, such investors committed to subscribe for shares of the Company for an aggregate amount of $114.2 million; and (2) the Sponsor Shares Surrender Agreement, dated as of April 7, 2019, between the Company and the Sponsor. In addition, any Public Shares of the Company tendered for redemption by Public Shareholders in connection with the Transaction were returned to such tendering holders and such redemptions were cancelled.

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

On April 7, 2019, we entered into a Business Combination Agreement (the “Transaction Agreement”), by and among Queso Holdings Inc., a Delaware corporation (“Queso”), AP VIII CEC Holdings, L.P., a Delaware limited partnership (the “Seller”), pursuant to which we will acquire Queso. On July 29, 2019, the parties jointly determined to terminate the Transaction Agreement.

Results of Operations

All activity from inception through June 30, 2019 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net loss of approximately $1.4 million, which consisted of approximately $2.5 million in general and administrative costs (of which approximately $748,000 was for merger expenses), offset by approximately $1.1 million in interest income.

For the three months ended June 30, 2018, we had net income of approximately $570,000, which consisted of approximately $799,000 in interest income, offset by approximately $229,000 in general and administrative costs.

For the six months ended June 30, 2019, we had net loss of approximately $1.8 million, which consisted of approximately $4.1 million in general and administrative costs (of which approximately $748,000 was for merger expenses), offset by approximately $2.2 million in interest income.

For the six months ended June 30, 2018, we had net income of approximately $861,000, which consisted of approximately $1.1 million in interest income, offset by approximately $267,000 in general and administrative costs.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, we had approximately $3,500 in our operating bank account, approximately $5.3 million of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $3.5 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the sponsor in exchange for the issuance of the founder shares to the sponsor, $325,000 in loans from the sponsor, and the net proceeds from the consummation of the private placement not held in the Trust Account.

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

Based on the foregoing, we will have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or February 15, 2020. Following the initial Business Combination, if cash on hand is insufficient, we will need to obtain additional financing in order to meet its obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $200,000,000 of the net proceeds from our Initial Public Offering and the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2019, approximately $3,500 was held outside the Trust Account and is being used to fund the Company’s operating expenses. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2019.

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Darwent
Name:	Robert Darwent
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)