Form 10-K
period 2019-12-31
Leo Holdings Corp.
filed 2020-03-13
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38393

LEO HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-38393	98-1399727
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

21 Grosvenor Place London	SW1X 7HF
(Address of Principal Executive Offices)	(Zip Code)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of March 13, 2020, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

As of June 30, 2019, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $208,600,000 (based on the closing sales price of the Class A ordinary shares on June 28, 2019 of $10.43).

Documents Incorporated by Reference: None.

LEO HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“we,” “us,” “company” or “our company” are to Leo Holdings Corp., a Cayman Islands exempted company;

•	“Lion Capital” are to Lion Capital, LLP, an affiliate of our sponsor;

•	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“Founders” are to Lyndon Lea and Robert Darwent, senior executives of, and advisors to Lion Capital;

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

•

“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

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

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. Although we are not limited to a particular industry or sector for purposes of consummating a business combination, we focus our search on companies in the consumer sector.

Our company was founded by senior executives of, and advisors to, Lion Capital. We believe that we derive significant benefit from our affiliation with Lion Capital.

Lion Capital is a leading consumer focused private equity firm and its principals have invested over $9.0 billion in over 45 businesses since 1998, producing an attractive rate of return. Since it was founded in 2004 by Lyndon Lea and Robert Darwent, Lion Capital has focused exclusively on investing in branded consumer goods and retail businesses in North America and Europe. Every aspect of Lion Capital’s structure, team and approach has been designed to support this strategy, and Lion Capital has invested in some of the consumer industry’s best-known brands, including Weetabix, Orangina, Jimmy Choo and AllSaints.

Specializing in a single sector has enabled Lion Capital to develop a distinctive and successful investment approach, which Lion Capital believes provides it with a competitive advantage across all areas of the investment process and has enabled it to deliver attractive risk-adjusted returns. Through 15 years of operation, Lion Capital has invested in over 160 brands and reviewed thousands of investment opportunities in depth, all contributing to a rich base of experience and a broad network within the sector.

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

Proposed Business Combination

On February 6, 2020, we announced that we signed a term sheet and are working on a definitive agreement (the “Business Combination Agreement”) with Digital Media Solutions LLC (“DMS”). In connection with the proposed business combination with DMS (the “Proposed Business Combination”), we have obtained $100 million in commitments from a number of institutional investors to purchase common equity in the post-combination company at $10.00 per share in support of the Proposed Business Combination. Once the Proposed Business Combination closes, the post-combination company is expected to trade on the NYSE under ticker “DMS.”

The DMS management team owns 54% of DMS with private equity funds managed by Clairvest Group, Inc. (TSX: CVG), owning the remaining 46%. Our board of directors has unanimously approved the Proposed Business Combination. Clairvest is supportive of management and the Proposed Business Combination. The sellers are expected to retain a significant continuing equity interest in the post-combination company, representing over 40% of the company on a combined basis. This percentage is subject to change depending on the number of our Class A ordinary shares that are redeemed by our public shareholders.

The completion of the Proposed Business Combination is subject to the negotiation and execution of a Business Combination Agreement, providing for the Proposed Business Combination, satisfaction of the closing conditions included therein and approval of the Proposed Business Combination by our shareholders and Clairvest’s board of directors. Accordingly, there can be no assurance that a Business Combination Agreement will be entered into or that the Proposed Business Combination will be consummated.

Extension Meeting

We mailed to our shareholders of record as of January 17, 2020, a definitive proxy statement for a special meeting of shareholders to be held on February 11, 2020 (the “General Meeting”) to approve an extension of time for us to complete an initial business combination through July 31, 2020. The Extension Proposal was approved, providing our shareholders with more time to evaluate our Proposed Business Combination.

In connection with the vote to approve the Extension Proposal, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million. As such, only approximately 3.4% of the Class A ordinary shares were redeemed and approximately 96.6% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be approximately $200 million.

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

Mr. Lea has been active in the investment arena for 29 years, 25 of which have been exclusively focused on private equity. Mr. Lea has led the acquisitions of over 29 investments, including notable brands such as Weetabix, Jimmy Choo, Orangina, Kettle Foods, wagamama, Picard and Authentic Brands Group, amongst many others. Mr. Lea is currently Chairman of the contemporary fashion brand AllSaints where he served as Executive Chairman for the first 18 months of the investment, from May 2011 to October 2012. Under Mr. Lea’s guidance, AllSaints has seen a 58% increase in revenue. Mr. Lea is also a director of John Varvatos, the menswear brand; Lenny & Larry’s, the US protein-enhanced cookie brand; Perricone MD, the US science-

backed skincare company; Picard, the French frozen food retailer; Alain Afflelou, the French glasses retailer; Alex and Ani, the US accessible jewelry company; Buscemi, the US luxury sneaker brand; Grenade, the UK protein product manufacturer; Paige, the premium denim and lifestyle brand; Global Franchise Group, the US restaurant franchise platform; the award-winning US beauty brand incubator HatchBeauty and Nutiva, the US healthy fats and nutrition company.

Mr. Lea previously led investments in, and sat on the board of Ad van Geloven, the Dutch foodservice company; American Apparel, the global specialty apparel retailer; Aster City Cable, the Polish cable company; Authentic Brands Group, the global brand licensing company; Burton’s Foods, the UK biscuit business; Christie-Tyler, the UK furniture company; EurotaxGlass’s, the leading European automotive valuation guide; Findus, the European frozen food brand; ghd, the global hair styling brand; G.H. Mumm and Champagne Perrier-Jouët; the champagne houses; Jimmy Choo the global, luxury accessories company; Kettle Foods the US snack business; Materne, the French food manufacturer; Orangina, the European soft drinks business; Personna, the global private label razor business; Picard, the French frozen food retailer; Premier Foods (LON:PFD), the UK food company; Vaasan, the Scandinavian bakery company; wagamama the UK restaurant chain; Weetabix, the UK cereal company and Yell, the European directories group. Mr. Lea also previously sat on the board of Aber, a diamond mining company which owned the luxury jewelry brand Harry Winston.

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

Mr. Darwent is currently a director of the following companies: Authentic Brands Group, the global brand licensing company; Blow Ltd, the online beauty services provider; Loungers, the UK bar and restaurant chain; Gordon Ramsay North America, the US restaurant franchise business and Spence Diamonds, a North American diamond jewelry retailer. Previously, Mr. Darwent has sat on the board of the following companies: AS Adventure, the leading European outdoor specialist retailer; Burton’s Foods, the UK biscuit business; Christie-Tyler, the UK furniture manufacturer; ghd, the global hair appliances business; HEMA, the European retailer; Jimmy Choo, the luxury shoe and accessories brand; La Senza, the UK lingerie retailer; G.H. Mumm and Champagne Perrier-Jouët, the champagne houses; wagamama, the restaurant chain; and Weetabix, the cereal company.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

While we believe that our structure and our management team’s background makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our requirement to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination in the Trust Account in the amount of approximately $200.2 million as of December 31, 2019, after payment of $7,000,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Under the New York Stock Exchange’s (“NYSE”) listing rules, shareholder approval would be required for our initial business combination if, for example:

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

As of December 31, 2019, we had approximately $200 in funds outside of the trust account, and determined that this fund will not be sufficient to cover the costs and expenses associated with implementing our plan of dissolution. As a result, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain audited financial statements and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

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

If the net proceeds of our Initial Public Offering not being held in the trust account are insufficient to allow us to operate for 24 months from the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2019, we had approximately $200 in cash held outside the trust account. We believe that, upon closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The net proceeds from our Initial Public Offering and the private placement of warrants provided us with approximately $200.2 million as of December 31, 2019 that we may use to complete our initial business combination (after taking into account the $7,000,000 of deferred underwriting commissions being held in the trust account).

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2019, we had approximately $200 in our operating bank account, approximately $7.2 million of interest income available in the trust account to pay for taxes, and working capital deficit of approximately $4.8 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

(b) Holders

On December 31, 2019, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of record of our warrants.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $200,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of December 31, 2019, we had approximately $200 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Proposed Business Combination

On February 6, 2020, we announced that we signed a term sheet and are working on a Business Combination Agreement with DMS. In connection with the Proposed Business Combination, we have obtained $100 million in commitments from a number of institutional investors to purchase common equity in the post-combination company at $10.00 per share in support of the Proposed Business Combination. Once the Proposed Business Combination closes, the post-combination company is expected to trade on the NYSE under ticker “DMS.”

The DMS management team owns 54% of DMS with private equity funds managed by Clairvest Group, Inc. (TSX: CVG), owning the remaining 46%. Our board of directors has unanimously approved the Proposed Business Combination. Clairvest is supportive of management and the Proposed Business Combination. The sellers are expected to retain a significant continuing equity interest in the post-combination company, representing over 40% of the company on a combined basis. This percentage is subject to change depending on the number of our Class A ordinary shares that are redeemed by our public shareholders.

The completion of the Proposed Business Combination is subject to the negotiation and execution of a Business Combination Agreement, providing for the Proposed Business Combination, satisfaction of the closing conditions included therein and approval of the Proposed Business Combination by our shareholders and Clairvest’s board of directors. Accordingly, there can be no assurance that a Business Combination Agreement will be entered into or that the Proposed Business Combination will be consummated.

Extension Meeting

We mailed to our shareholders of record as of January 17, 2020, a definitive proxy statement for a special meeting of shareholders to be held on February 11, 2020 to approve an extension of time for us to complete an initial business combination through July 31, 2020. The Extension Proposal was approved, providing our shareholders with more time to evaluate our Proposed Business Combination.

In connection with the vote to approve the Extension Proposal, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million. As such, only approximately 3.4% of the Class A ordinary shares were redeemed and approximately 96.6% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be approximately $200.4 million.

Results of Operations

All activity during the year ended December 31, 2019 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net loss of approximately $1.3 million, which consisted of approximately $4.1 million of interest income, offset by approximately $5.4 million of general and administrative expenses.

For the year ended December 31, 2018, we had net income of approximately $2.6 million, which consisted of approximately $3.1 million of interest income, offset by approximately $490,000 of general and administrative costs.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had approximately $200 in our operating bank account, approximately $7.2 million of interest income available in the trust account to pay for taxes, and a working capital deficit of approximately $4.8 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $325,000 in loans from our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the loans from our sponsor on February 20, 2018. During the year ended December 31, 2019, our sponsor also paid for certain general and administrative expenses of approximately $387,000 on behalf of our company. These advances were due on demand, non-interest bearing, and were fully outstanding as of December 31, 2019.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”) of up to $1.5 million.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 31, 2020.

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

The sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the company completes a liquidation, merger, share exchange or other similar transaction that results in all of the company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

During the year ended December 31, 2019, our sponsor also paid for certain general and administrative expenses on behalf of our company. These advances were due on demand and were non-interest bearing. As of December 31, 2019 and 2018, approximately $387,000 and $0 for these advances were recorded on the accompanying balance sheets, respectively.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to the company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2019 and 2018, no Working Capital Loans were outstanding.

Administrative Support Agreement

We have agreed, commencing on the effective date of the Initial Public Offering in February 2018 through the earlier of our consummation of a business combination and our liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the years ended December 31, 2019 and 2018, an aggregate of $120,000 and $105,000 in connection with such services was recorded in general and administrative expenses in the accompanying Statements of Operations. As of December 31, 2019 and 2018, $50,000 and $105,000 were accrued on the accompanying balance sheets, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 14,000,000 Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

Our statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares and any Working Capital Loans, by the weighted average number of Class B ordinary shares outstanding for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 19,034,909 and 19,166,628 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in the financial statements following Item 16 of this Annual Report and is incorporated herein by reference.

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

As of December 31, 2019, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Lyndon Lea	51	Chairman and Chief Executive Officer
Robert Darwent	48	Chief Financial Officer and Director
Robert Bensoussan	62	Director
Lori Bush	63	Director
Mary E. Minnick	60	Director

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

Mr. Lea has been active in the investment arena for 28 years, 24 of which have been exclusively focused on private equity. Mr. Lea has led the acquisitions of over 25 investments, including notable brands such as Weetabix, Jimmy Choo, Orangina, Kettle Foods, wagamama, Picard and Authentic Brands Group, amongst many others. Mr. Lea is currently Chairman of the contemporary fashion brand AllSaints where he served as Executive Chairman for the first 18 months of the investment, from May 2011 to October 2012. Under Mr. Lea’s guidance, AllSaints has seen a 62% increase in revenue. Mr. Lea is also a director of menswear brand, John Varvatos; French frozen food retailer, Picard; global brand development, marketing and entertainment company, Authentic Brands Group; Alain Afflelou, the French glasses retailer; premium skincare company, Perricone MD; accessible jewelry company, Alex & Ani; luxury sneaker brand, Buscemi; Lenny & Larry’s, the US protein-enhanced cookie brand; Grenade, the UK protein product manufacturer; Global Franchise Group, the US restaurant franchise platform; the award-winning US beauty brand incubator HatchBeauty; Nutiva, the US healthy fats and nutrition company and premium apparel brand, Paige.

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

Mr. Darwent is currently a director of the following companies: Authentic Brands Group, the global brand licensing company; Blow Ltd, the online beauty services provider; Loungers, the UK bar and restaurant chain; Gordon Ramsay North America, the US restaurant franchise business and Spence Diamonds, a North American diamond jewelry retailer. Previously, Mr. Darwent has sat on the board of the following companies: AS Adventure, the leading European outdoor specialist retailer; Burton’s Foods, the UK biscuit business; Christie-Tyler, the UK furniture manufacturer; ghd, the global hair appliances business; Jimmy Choo, the luxury shoe and accessories brand; La Senza, the UK lingerie retailer; G.H. Mumm and Champagne Perrier-Jouët, the champagne houses; wagamama, the restaurant chain; Weetabix, the cereal company; and Young’s Seafood, the UK chilled and frozen food manufacturer.

We believe Mr. Darwent’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a Director.

Robert Bensoussan serves on our board of directors and has been a director and the majority owner of Sirius Equity LLP, a retail and branded luxury goods investment company, since 2008. Mr. Bensoussan also serves as a director on the board of feelunique.com, one of Europe’s largest online beauty retailers, since December 2012. He also is a member of the Advisory Board of Pictet Bank Premium Brands Fund and Chairman of Camaleu, the french retail conglomerate. Mr. Bensoussan also is an investor in feelunique.com, C.A.R.O.L, the AI driven fitness equipment, Hapy Sweet Bee Ltd, natural health food products, Zen Car, the Belgium based electric car rental company, and Eaglemoss Ltd, a UK part-works publisher. Previously, Mr. Bensoussan was a director at J. Choo Limited, a privately held luxury shoe wholesaler and retailer, from 2001 to 2011 and served as Jimmy Choo Limited’s Chief Executive Officer from 2001 to 2007. He also was previously a board member of Celio International, the French retail conglomerate, and Vivarte representing the GLG hedge fund. In 2019, Mr Bensoussan resigned after 6 years as the only non-North American board member of lululemon athletica Inc. (NASDAQ:LULU). Mr. Bensoussan has a degree in business from ESSEC Business School in France, which he received in 1980.

We believe Mr. Bensoussan’s deep experience in the retail and branded luxury goods market, coupled with broad operational and transactional experience, make him well qualified to serve as a Director.

Lori Bush serves on our board of directors and is the Co-founder, Chairman and CEO of Solvasa, an early stage US beauty and wellness company operating a social selling model. She is the former President and Chief Executive Officer of Rodan + Fields, a US manufacturer and Social Commerce company specializing in skincare products, where she served from October 2007 until her retirement in January 2016. During her tenure as President and Chief Executive Officer, Ms. Bush helped grow the company from a start-up to one of the largest premium skincare brands in the United States with almost $1 billion annual sales. With more than 25 years’ experience in the consumer and health care products industries, Ms. Bush was responsible for overseeing the brand’s entrance into the direct selling arena. A seasoned direct selling leader, Ms. Bush previously served from February 2000 to March 2006 as President of the personal care segment of Nu Skin Enterprises, Inc. (NYSE:NUS), a $1 billion global direct selling company operating in more than 40 markets around the world. During her tenure with the company, Ms. Bush acted as a global spokesperson for the brand while leading the marketing, operations and research and development functions. Ms. Bush has also held several leadership positions, from 1993 to 2000, within the skincare franchise of Johnson & Johnson Consumer Products Companies, including Worldwide Executive Director Skin Care Ventures and Vice President of Professional Marketing at Neutrogena. Ms. Bush was also a director of Viveve Medical, Inc. (NASDAQ:VIVE), where she served from 2016 to 2018. From August 2018 until its sale in July 2019, Ms. Bush served as chairman of the board of managers of New Avon LLC, which specializes in cosmetic products. Ms. Bush has a Bachelor of

Science in Medical Technology, which she received from The Ohio State University in 1978 and an MBA from Temple University Fox School of Business Management which she received in 1985, and is currently a member of the Board of Visitors.

We believe Ms. Bush’s deep consumer industry background, coupled with broad operational and transactional experience, make her well qualified to serve as a Director.

Mary E. Minnick serves on our board of directors and was a Partner of Lion Capital from 2007 until 2017. Previously, Ms. Minnick served in various capacities at The Coca-Cola Company (NYSE:KO), including as Chief Operating Officer of Asia and Global President of Marketing, Strategy and Innovation, from 1983 to 2007. During her tenure at The Coca-Cola Company, Ms. Minnick led the strategic planning process for all markets and held direct responsibility for strategic planning, marketing, new product development, product quality, advertising, media, environmental policies, sustainability, research and development, science and regulatory affairs, worldwide packaging and equipment. In her role as Chief Operating Officer of Asia from 2002 to 2005, Ms. Minnick was responsible for the management of 30 countries throughout Asia, over $6 billion in revenue and approximately $2 billion in net income. Ms. Minnick is a member of the board of directors of the Target Corporation (NYSE:TGT), which she joined in 2005 and Glanbia PLC, which she joined in 2019. Ms. Minnick has also served as a member of the board of directors of the global brewer Heineken (AMS:HEIA) from 2008 to 2015 and the consumer packaged food and beverage company WhiteWave Foods Co. (NYSE:WWAV) from 2012 to 2016. Ms. Minnick currently serves as a partner in Ocean 14 Capital, a newly formed investment fund to support the UN SDG GOAL 14: Life Below Water. Ms. Minnick has an MBA from Duke University and a BA in Business from Bowling Green State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Lyndon Lea	Lion Capital LLP	Private equity	Managing Partner
	AllSaints	Fashion brand	Director
	John Varvatos	Fashion brand	Director
	N.V. Perricone LLC	Skincare products	Director
	Alex and Ani	Jewelry	Director
	Buscemi	Footwear	Director
	Paige	Apparel	Director
	Lenny & Larry’s	Food manufacturer	Director
	Grenade	Food manufacturer	Director
	Picard	Frozen food retailer	Director
	Alain Afflelou	Glasses retailer	Director
	Nutiva	Food manufacturer	Director
	HatchBeauty	Beauty brands	Director

Robert Darwent	Lion Capital LLP	Private equity	Partner
	Spence Diamonds	Jewelry	Director
	Authentic Brands Group	Brand development, marketing and entertainment	Director
	Gordon Ramsay North America	Restaurant franchise	Director
	Loungers	Restaurant chain	Director

Robert Bensoussan	Sirius Equity LLP	Private equity	Director
	lululemon athletica Inc.	Apparel	Director
	Inter Parfums, Inc.	Apparel	Director
	The Vivarte Group	Retail conglomerate	Director
	Zen Cars	Car rental	Director
	Eaglemoss	Publisher	Director
	Pictet Bank Premium Brands Fund	Investment fund	Advisory Board Member

Lori Bush	Ruby Ribbon	Women’s apparel	Director
	Topix	Dermatological products	Director
	Solvasa	Beauty and wellness	Chairman

Mary E. Minnick	Target Corporation	Retail chain	Director
	N.V. Perricone LLC	Skincare products	Director
	Glanbia	Food manufacturer	Director
	Ocean Fund 14	Investment Fund	Partner

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us at March 13, 2020 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers, and director that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 13, 2020.

	Class B ordinary shares			Class A ordinary shares			Approximate Percentage of Voting Control
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Leo Investors Limited Partnership (our sponsor)(2)	4,910,000		98.2%	—	—		19.6%
Davidson Kempner Capital Management LP(3)				1,575,000	7.9%		6.3%
Weiss Asset Management LP and affiliates(4)				1,724,267	8.6%		6.9%
Governors Lane LP and affiliates(5)				1,500,000	7.5%		6.0%
OxFORD Asset Management LLP(6)				1,450,000	7.25%		5.8%
Lyndon Lea	—	(7)	—	—	—		—
Robert Darwent	—	(7)	—	—	—		—
Lori Bush	30,000	*		—	—	*
Robert Bensoussan	30,000	*		—	—	*
Mary E. Minnick	30,000	*		—	—	*
All officers and directors as a group (five individuals)	90,000		1.8%	—	—	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 21 Grosvenor Place, London, SW1X 7HF.
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
(3)

Includes Class A ordinary shares beneficially held by Davidson Kempner Capital Management LP, a Delaware limited partnership (“DKCM”), M. H. Davidson & Co., a New York limited partnership (“CO”), Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”), and Thomas L. Kempner, Jr. and Anthony A. Yoseloff, through DKCM, based solely on the Schedule 13G filed jointly by DKCM, CO, DKP, DKIP, DKIL, Thomas L. Kempner, Jr. and Anthony A. Yoseloff with the SEC on June 21, 2019. The business address of each of each of DKCM, CO, DKP, DKIP, DKIL, Thomas L. Kempner, Jr. and Anthony A. Yoseloff is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(4)

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

(7)	Does not include any shares indirectly owned by this individual as a result of his partnership interest in our sponsor or its affiliates.

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

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We currently maintain our executive offices at 21 Grosvenor Place, London, SW1X 7HF. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During the years ended December 31, 2019 and 2018, the fees in connection with such services were $120,000 and $105,000, respectively.

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

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2019 and 2018, no Working Capital Loans were outstanding.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum related to audit and review totaled approximately $64,000 and $61,500 for the fiscal years ended December 31, 2019 and 2018, respectively. The above amounts include services in connection with interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

During the years ended December 31, 2019 and 2018, audit-related fees for our independent registered public accounting firm were approximately $26,000 and $41,500, respectively. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards and review of the financial information included in our proxy statements.

Tax Fees

During the years ended December 31, 2019 and 2018, we had no fees for tax services.

All Other Fees

During the years ended December 31, 2019 and 2018, we had no fees for other services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

4.2	Description of Registrant’s Securities*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.4	Administrative Services Agreement between the Registrant and the Sponsor.(2)

10.5	Letter Agreement between the Registrant and the Sponsor.(2)

10.6	Form of Letter Agreement among the Registrant and each director and executive officer of the Registrant.(2)

14.1	Code of Ethics*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on February 16, 2018.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 22, 2018.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2020

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lyndon Lea Lyndon Lea	Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ Robert Darwent Robert Darwent	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2020

/s/ Lori Bush Lori Bush	Director	March 13, 2020

/s/ Robert Bensoussan Robert Bensoussan	Director	March 13, 2020

/s/ Mary E. Minnick Mary E. Minnick	Director	March 13, 2020

LEO HOLDINGS CORP.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements of Leo Holdings Corp.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Leo Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leo Holdings Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 31, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 13, 2020

LEO HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash	$243	$550,164
Prepaid expenses	39,567	143,675

Total current assets	39,810	693,839
Investments held in Trust Account	207,190,740	203,081,753

Total Assets	$207,230,550	$203,775,592

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$2,860,900	$—
Accrued expenses—related party	50,000	105,000
Due to related party	386,687	—
Accounts payable	1,583,870	4,310

Total current liabilities	4,881,457	109,310
Deferred underwriting commissions	7,000,000	7,000,000

Total liabilities	11,881,457	7,109,310
Commitments
Class A ordinary shares, $0.0001 par value; 19,034,909 and 19,166,628 shares subject to possible redemption as of December 31, 2019 and 2018, respectively	190,349,090	191,666,280
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 965,091 and 833,372 shares issued and outstanding (excluding 19,034,909 and 19,166,628 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	97	83
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	3,730,127	2,412,951
Retained earnings	1,269,279	2,586,468

Total shareholders’ equity	5,000,003	5,000,002

Total Liabilities and Shareholders’ Equity	$207,230,550	$203,775,592

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018
General and administrative expenses	$5,426,176	$489,780

Loss from operations	(5,426,176)	(489,780)
Interest income	4,108,987	3,085,067

Net income (loss)	$(1,317,189)	$2,595,287

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.21	$0.15

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(1.09)	$(0.10)

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE

YEARS ENDED DECEMBER 31, 2019 and 2018

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2017	—	$—	5,750,000	$575	$24,425	$(8,819)	$16,181

Sale of units in initial public offering, gross	20,000,000	2,000	—	—	199,998,000	—	200,000,000
Offering costs					(11,945,186)		(11,945,186)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,000,000	—	6,000,000
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—
Common stock subject to possible redemption	(19,166,628)	(1,917)	—	—	(191,664,363)	—	(191,666,280)
Net income	—	—	—	—	—	2,595,287	2,595,287

Balance—December 31, 2018	833,372	83	5,000,000	500	2,412,951	2,586,468	5,000,002
Common stock subject to possible redemption	131,719	14	—	—	1,317,176	—	1,317,190
Net loss	—	—	—	—	—	(1,317,189)	(1,317,189)

Balance—December 31, 2019	965,091	$97	5,000,000	$500	$3,730,127	$1,269,279	$5,000,003

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(1,317,189)	$2,595,287
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Interest income held in Trust Account	(4,108,987)	(3,081,753)
Changes in operating assets and liabilities:
Prepaid expenses	104,108	(143,675)
Accounts payable	1,579,560	560
Accrued expenses	2,860,900	—
Accrued expenses—related party	(55,000)	105,000
Due to related party	386,687	—

Net cash used in operating activities	(549,921)	(524,581)
Cash Flows from Investing Activities
Proceeds deposited in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)
Cash Flows from Financing Activities:
Funds borrowed from related parties	—	170,000
Repayment of loans to related parties	—	(325,000)
Proceeds received from initial public offering, gross	—	200,000,000
Offering costs paid	—	(4,882,936)
Proceeds received from private placement	—	6,000,000

Net cash provided by financing activities	—	200,962,064

Net (decrease) increase in cash	(549,921)	437,483
Cash—beginning of the period	550,164	112,681

Cash—end of the period	$243	$550,164

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to equity in connection with the initial public offering	$—	$7,000,000
Deferred offering costs charged to equity upon completion of the initial public offering	$—	$276,511
Initial value of Class A ordinary shares subject to possible redemption	$—	$189,101,450
(Decrease) increase in value of Class A ordinary shares subject to possible redemption	$(1,317,190)	$2,564,830

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Leo Holdings Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 29, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company focuses its search on companies in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of December 31, 2019, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) to December 31, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 31, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses),

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 7, 2019, the Company entered into a Business Combination Agreement (as amended on June 27, 2019, the “Transaction Agreement”), by and among Queso Holdings Inc., a Delaware corporation (“Queso”), AP VIII CEC Holdings, L.P., a Delaware limited partnership (the “Seller”), and solely for purposes of Section 7.14(f) and 10.2(i) of the Transaction Agreement, the Sponsor, pursuant to which the Company would have acquired Queso. The parties jointly determined to terminate the Transaction Agreement pursuant to a Termination Agreement, dated as of July 29, 2019, by and among such parties, effective as of such date.

On February 6, 2020, the Company announced that it signed a term sheet and is working on a definitive agreement (the “Business Combination Agreement”) with Digital Media Solutions LLC (“DMS”). In connection with the proposed business combination with DMS (the “Proposed Business Combination”), the Company has obtained $100 million in commitments from a number of institutional investors to purchase common equity in the post-combination company at $10.00 per share in support of the Proposed Business Combination. Once the Proposed Business Combination closes, the post-combination company is expected to trade on the NYSE under ticker “DMS.”

The DMS management team owns 54% of DMS with private equity funds managed by Clairvest Group, Inc. (TSX: CVG), owning the remaining 46%. The board of directors of the Company has unanimously approved the

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination. Clairvest is supportive of management and the Proposed Business Combination. The sellers are expected to retain a significant continuing equity interest in the post-combination company, representing over 40% of the company on a combined basis. This percentage is subject to change depending on the number of the Company’s Class A ordinary shares that are redeemed by its public shareholders.

The completion of the Proposed Business Combination is subject to the negotiation and execution of a Business Combination Agreement, providing for the Proposed Business Combination, satisfaction of the closing conditions included therein and approval of the Proposed Business Combination by the Company’s shareholders and Clairvest’s board of directors. Accordingly, there can be no assurance that a Business Combination Agreement will be entered into or that the Proposed Business Combination will be consummated.

The Company mailed to its shareholders of record as of January 17, 2020, a definitive proxy statement for a special meeting of shareholders to be held on February 11, 2020 (the “General Meeting”) to approve an extension of time for the Company to complete an initial business combination through July 31, 2020. The Extension Proposal was approved, providing the Company’s shareholders with more time to evaluate the Proposed Business Combination.

In connection with the vote to approve the Extension Proposal, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million. As such, only approximately 3.4% of the Class A ordinary shares were redeemed and approximately 96.6% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account will be approximately $200.4 million.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had approximately $200 in its operating bank account, approximately $7.2 million of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $4.8 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018. During the year ended December 31, 2019, the Sponsor also paid for certain general and administrative expenses of approximately $387,000 on behalf of the Company. These advances were due on demand, non-interest bearing, and were fully outstanding as of December 31, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) of up to $1.5 million (Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2020.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,000,000 Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The Company’s statements of operations (the “Statements of Operations”) include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares and any working capital loans, by the weighted average number of Class B ordinary shares outstanding for the periods presented.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A ordinary shares is calculated as follows:

	For the years ended December 31,
	2019	2018
Interest income held in Trust Account	$4,108,987	$3,081,753

Net income available to holders of Class A ordinary shares	$4,108,987	$3,081,753

Net income (loss)	$(1,317,189)	$2,595,287
Less: Income attributable to Class A ordinary shares	(4,108,987)	(3,081,753)

Net loss attributable to holders of Class B ordinary shares	$(5,426,176)	$(486,466)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.21	$0.15

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(1.09)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTES TO FINANCIAL STATEMENTS

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

ASC Topic 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 19,034,909 and 19,166,628 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s Balance Sheets, respectively.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction; therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2019, the Sponsor also paid for certain general and administrative expenses on behalf of the Company. These advances were due on demand and were non-interest bearing. As of December 31, 2019 and 2018, approximately $387,000 and $0 for these advances were recorded on the accompanying Balance Sheets, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2019 and 2018, no Working Capital Loans were outstanding.

Administrative Support Agreement—Related Party Expenses

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the years ended December 31, 2019 and 2018, an aggregate of $120,000 and $105,000 in connection with such services was recorded in general and administrative expenses in the accompanying Statements of Operations, respectively. As

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

of December 31, 2019 and 2018, $50,000 and $105,000 was accrued on the accompanying Balance Sheets, respectively.

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

Note 6—Shareholders’ Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2019 and 2018, there were 20,000,000 Class A ordinary shares issued or outstanding, including 19,034,909 and 19,166,628 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of December 31, 2019 and 2018, there were 5,000,000 Class B ordinary shares issued or outstanding.

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no preference shares issued or outstanding.

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

LEO HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at December 31, 2019	$207,190,740	$—	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at December 31, 2018	$203,081,753	$—	$—

No cash was held in the Trust Account as of December 31, 2019 and 2018.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the Balance Sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 1.