Form 10-Q
period 2020-03-31
Leo Holdings Corp.
filed 2020-05-08
CIK 1725134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	LHC	New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of 11.50	LHC WS	New York Stock Exchange
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LHC.U	New York Stock Exchange

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

As of May 8, 2020, 19,312,807 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

LEO HOLDINGS CORP.

Form 10-Q

For the Quarter Ended March 31, 2020

PART - I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEO HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$243	$243
Prepaid expenses	84,992	39,567

Total current assets	85,235	39,810
Investments held in Trust Account	200,693,450	207,190,740

Total Assets	$200,778,685	$207,230,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$3,649,900	$2,860,900
Accrued expenses - related party	80,000	50,000
Due to related party	1,035,809	386,687
Accounts payable	1,571,639	1,583,870

Total current liabilities	6,337,348	4,881,457
Deferred underwriting commissions	7,000,000	7,000,000

Total liabilities	13,337,348	11,881,457

Commitments
Class A ordinary shares, $0.0001 par value; 18,244,133 and 19,034,909 shares subject to possible redemption as of March 31, 2020 and December 31, 2019, respectively	182,441,330	190,349,090

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,068,674 and 965,091 shares issued and outstanding (excluding 18,244,133 and 19,034,909 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	107	97
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	4,507,338	3,730,127
Retained earnings	492,062	1,269,279

Total shareholders’ equity	5,000,007	5,000,003

Total Liabilities and Shareholders’ Equity	$200,778,685	$207,230,550

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
General and administrative expenses	$1,410,466	$1,587,728

Loss from operations	(1,410,466)	(1,587,728)
Interest income	633,249	1,125,994

Net loss	$(777,217)	$(461,734)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.03	$0.06

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.28)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2019	965,091	$97	5,000,000	$500	$3,730,127	$1,269,279	$5,000,003

Common stock subject to possible redemption (1)	103,583	10	—	—	777,211	—	777,221
Net loss	—	—	—	—	—	(777,217)	(777,217)

Balance - March 31, 2020 (unaudited)	1,068,674	$107	5,000,000	$500	$4,507,338	$492,062	$5,000,007

(1) Including the redemption of 687,193 Class A ordinary shares on February 11, 2020

	For the three months ended March 31, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	833,372	$83	5,000,000	$500	$2,412,951	$2,586,468	$5,000,002

Common stock subject to possible redemption	46,174	5	—	—	461,735	—	461,740
Net loss	—	—	—	—	—	(461,734)	(461,734)

Balance - March 31, 2019 (unaudited)	879,546	88	5,000,000	500	2,874,686	2,124,734	5,000,008

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(777,217)	$(461,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income held in Trust Account	(633,249)	(1,125,994)
Changes in operating assets and liabilities:
Prepaid expenses	(45,425)	(39,794)
Accounts payable	(12,231)	27,385
Accrued expenses	789,000	892,296
Accrued expenses - related party	30,000	586,102
Due to related party	649,122	—

Net cash used in operating activities	—	(121,739)

Cash Flows from Investing Activities
Withdrawal from Trust Account upon redemption	7,130,539	—

Net cash provided by investing activities	7,130,539	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(7,130,539)	—

Net cash used in financing activities	(7,130,539)	—

Net decrease in cash	—	(121,739)

Cash - beginning of the period	243	550,164

Cash - end of the period	$243	$428,425

Supplemental disclosure of noncash investing and financing activities:
Decrease in value of Class A ordinary shares subject to possible redemption	$777,221	$461,740

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Leo Holdings Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 29, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company focuses its search on companies in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of March 31, 2020, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) to March 31, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company had 24 months from the closing of the Initial Public Offering, or February 15, 2020 to complete a Business Combination. On February 11, 2020, the Company held a special meeting of shareholders (the “General Meeting”) to approve an extension of time for the Company to complete an initial Business Combination through July 31, 2020 (the “Extension”). The Extension was approved, and in connection with the vote to approve the Extension, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million.

If the Company is unable to complete a Business Combination by July 31, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The DMS Business Combination

On April 23, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Digital Media Solutions Holdings, LLC (“DMS”), CEP V DMS US Blocker Company, a Delaware corporation (“Blocker Corp”), Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”), Clairvest Equity Partners V Limited Partnership, an Ontario, Canada limited partnership (“Blocker Seller 1”), CEP V Co-Investment Limited Partnership, a Manitoba, Canada limited partnership (“Blocker Seller 2”, and together with Prism, Clairvest Direct Seller and Blocker Seller 1, the “Sellers”), Clairvest GP Manageco Inc., an Ontario corporation (“Clairvest”) as a Seller Representative, and, solely for the limited purposes set forth therein, the Sponsor.

The Business Combination Agreement provides for the consummation of the following transactions in the following order (collectively, the “DMS Business Combination”), in each case conditional upon each prior transaction having been consummated: (a) pursuant to the Surrender Agreement (as defined below) the Sponsor will surrender and forfeit 2,000,000 Private Placement warrants and, together with certain other holders, an aggregate of 1,500,000 Class B ordinary shares of the Company (collectively, the “Surrender”); (b) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Digital Media Solutions, Inc.” (“New DMS”); (c) the Company will consummate the PIPE Investment (as defined below); and (d) the Company will purchase the equity interests of Blocker Corp and a portion of the units of DMS from the Sellers, which units will be immediately contributed to the capital of Blocker Corp, in exchange for a combination of cash consideration, 2,000,000 Private Placement Warrants that will be issued to the Sellers, shares of Class B common stock, par value $0.001 per share, of New DMS, which will have no economic value but will entitle the holder thereof to one vote per share (the “Class B Shares”), and shares of Class C common stock, par value $0.001 per share, of New DMS (the “Class C Shares”), which are convertible into shares of Class A common stock, par value $0.0001 per share, of New DMS (the “Class A Shares” and, together with the Class B Shares and Class C Shares, the “New DMS Common Stock”) pursuant to a conversion ratio to be determined at the closing of the transactions contemplated by the DMS Business Combination (the “Closing”). Immediately prior to the consummation of Closing, the Company will effect the foregoing transactions, Domestication and the Class A ordinary shares and Class B ordinary shares of the Company will be exchanged for Class A Shares and the outstanding warrants to purchase Class A ordinary shares of the Company will automatically become exercisable for Class A Shares. Clairvest Direct Seller and Prism will continue to hold membership interests in DMS (the “DMS Units”) subject to and in accordance with the Amended Partnership Agreement (as defined below).

Following the DMS Business Combination, the combined company will be organized in an “Up-C” organizational structure, in which substantially all of the assets and business of New DMS will be held by DMS and continue to operate through the subsidiaries of DMS and New DMS’s sole material asset will be equity interests of DMS indirectly held by it. At the Closing, DMS and its current equity holders will amend and restate the limited liability company agreement of DMS in its entirety as the Amended Partnership Agreement to, among other things, recapitalize DMS such that the total number of DMS Units is equal to the total number of issued and outstanding New DMS Class A Common Stock (assuming the conversion of all shares of New DMS Class C Common Stock into shares of New DMS Class A Common Stock in accordance with the Proposed Certificate of Incorporation) and provide Clairvest Direct Seller and Prism the right to redeem their DMS Units for cash or, at New DMS’s option, New DMS may acquire such DMS Units (which DMS Units are expected to be contributed to Blocker Corp) in exchange for cash or shares of New DMS Class A Common Stock, in each case subject to certain restrictions set forth therein. DMS Units acquired by New DMS are expected to be contributed to Blocker Corp.

Concurrent with the Closing, New DMS and Blocker Corp will enter into the tax receivable agreement (the “Tax Receivable Agreement”) with the Sellers. Pursuant to the Tax Receivable Agreement, New DMS will be required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that New DMS and Blocker Corp actually realize as a result of (A) certain existing tax attributes of Blocker Corp acquired in the DMS Business Combination, and (B) increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions of DMS Units or exchanges of DMS Units for cash or shares of New DMS Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMS and Blocker Corp received during a taxable year beginning within two years after the Closing. All such payments to the Sellers will be New DMS’s obligation, and not that of DMS.

In addition, in connection with the consummation of the transactions contemplated by the Business Combination Agreement, the Company will, among other things, (a) amend and restate its certificate of incorporation and bylaws immediately following the Domestication and (b) enter into, at the Closing, with the applicable Sellers or other parties, (i) a director nomination agreement relating to the composition of the board of directors of New DMS (the “New DMS Board”), (ii) an amended and restated registration rights agreement providing for certain registration rights with respect to the New DMS Common Stock and warrants, and (iii) a lock-up agreement restricting the Sellers from certain transfers of New DMS Common Stock during the lock-up period described therein.

Sponsor Shares and Warrant Surrender Agreement

Concurrent with the execution of the Business Combination Agreement, Sponsor, the Company and certain holders of Class B ordinary shares entered into a Sponsor Shares and Warrant Surrender Agreement (the “Surrender Agreement”), pursuant to which (a) the Surrender will be effectuated in connection with the consummation of the DMS Business Combination and (b) Sponsor and other holders party thereto agreed to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares held by them.

The PIPE Investment

The Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, pursuant to which, among other things, such investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, including funds managed by Lion Capital LLP, an affiliate of the Sponsor, immediately following the Domestication, an aggregate of 10,000,000 shares of Class A Shares for $10.00 per share, which will generate aggregate proceeds of $100.0 million (the “PIPE Investment”). The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the DMS Business Combination. The Subscription Agreements provide that New DMS will grant the investors in the PIPE Investment certain customary registration rights. The Class A Shares to be offered and sold in connection with the PIPE Investment have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to the satisfaction or waiver of certain closing conditions. Accordingly, there can be no assurance that the Business Combination will be consummated.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had approximately $200 in its operating bank account, approximately $693,000 of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $6.3 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018. The Sponsor also paid for certain general and administrative expenses on behalf of the Company. As of March 31, 2020 and December 31 2019, an aggregate of approximately $1.0 million and approximately $387,000 of these advances were due on demand, non-interest bearing, and were fully outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) of up to $1.5 million (Note 4).

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Class A ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A ordinary shares is calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
Interest income held in Trust Account	$633,249	$1,125,994

Net income available to holders of Class A ordinary shares	$633,249	$1,125,994

Net loss	$(777,217)	$(461,734)
Less: Income attributable to Class A ordinary shares	(633,249)	(1,125,994)

Net loss attributable to holders of Class B ordinary shares	$(1,410,466)	$(1,587,728)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.03	$0.06

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.28)	$(0.32)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed Balance Sheets.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 18,244,133 and 19,034,909 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction; therefore

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor also paid for certain general and administrative expenses on behalf of the Company. These advances were due on demand and were non-interest bearing. As of March 31, 2020 and December 31, 2019, approximately $1.0 million and $387,000 for these advances were recorded on the accompanying unaudited condensed balance sheets, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

Administrative Support Agreement—Related Party Expenses

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three months ended March 31, 2020 and 2019, an aggregate of $30,000 for each period in connection with such services was recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations, respectively. As of March 31, 2020 and December 31, 2019, $80,000 and $50,000 was accrued on the accompanying unaudited condensed balance sheets, respectively.

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

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 - Shareholders’ Equity

Ordinary Shares

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 20,000,000 Class A ordinary shares issued or outstanding, including 18,244,133 and 19,034,909 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of March 31, 2020 and December 31, 2019, there were 5,000,000 Class B ordinary shares issued or outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 20202 and December 31, 2019, there were no preference shares issued or outstanding.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

LEO HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at March 31, 2020	$200,693,450	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Investments held in Trust Account at December 31, 2019	$207,190,740	$—	$—

No cash was held in the Trust Account as of March 31, 2020 and December 31, 2019.

Note 8 - Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the unaudited condensed financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the unaudited condensed financial statements.

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

The DMS Business Combination

On April 23, 2020, we entered into the Business Combination Agreement. The DMS Business Combination is expected to close in the second quarter of 2020.

Extension Meeting

On February 11, 2020, we held a special meeting of shareholders to approve an extension of time for us to complete an initial Business Combination through July 31, 2020 (the “Extension”). The Extension was approved, and in connection with the vote to approve the Extension, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million.

Results of Operations

All activity through March 31, 2020 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net loss of approximately $777,000 which consisted of approximately $633,000 in interest income, offset by approximately $1.4 million in general and administrative costs (of which approximately $786,000 was for merger expenses),

For the three months ended March 31, 2019, we had net loss of approximately $462,000, which consisted of approximately $1.1 million in interest income, offset by approximately $1.6 million in general and administrative costs.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, we had approximately $200 in our operating bank account, approximately $693,000 of interest income available in the trust account to pay for taxes, and a working capital deficit of approximately $6.3 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $325,000 in loans from our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the loans from our sponsor on February 20, 2018. Our sponsor also paid for certain general and administrative expenses on behalf of us. As of March 31, 2020 and December 31 2019, an aggregate of approximately $1.0 million and approximately $387,000 of these advances were due on demand, non-interest bearing, and were fully outstanding.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). On March 11, 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sponsor also paid for certain general and administrative expenses on behalf of our company. These advances were due on demand and were non-interest bearing. As of March 31, 2020 and December 31, 2019, approximately $1.0 million and $387,000 for these advances were recorded on the accompanying unaudited condensed balance sheets, respectively.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to the company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

Administrative Support Agreement

We have agreed, commencing on the effective date of the Initial Public Offering in February 2018 through the earlier of our consummation of a business combination and our liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three months ended March 31, 2020 and 2019, an aggregate of $30,000 for each period in connection with such services was recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations. As of March 31, 2020 and December 31, 2019, $80,000 and $50,000 was accrued on the accompanying unaudited condensed balance sheets, respectively.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our 2019 Form 10-K filed with the SEC on March 13, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2020 and December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2020.

LEO HOLDINGS CORP.

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Darwent
Name:	Robert Darwent
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)