Form 10-Q
period 2020-06-30
Digital Media Solutions, Inc.
filed 2020-08-10
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DIGITAL MEDIA SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	001-38393	98-1399727
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4800 140th Avenue N., Suite 101 Clearwater, Florida	33762
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 236-8632
Leo Holdings Corp.
21 Grosvenor Place
London, SW1X 7HF
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A common stock, $0.0001 par value per share	DMS	New York Stock Exchange
Redeemable warrants to acquire Class A common stock	DMS WS	New York Stock Exchange
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2020, 32,293,793 shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding, and 13,999,998 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

INTRODUCTORY NOTE
On July 15, 2020, Leo Holdings Corp. (“Leo”), consummated the previously announced business combination (the “Business Combination”) with Digital Media Solutions Holdings, LLC (“DMS”) pursuant to the terms of the Business Combination Agreement, dated as of April 23, 2020 (as amended by Amendment No. 1 thereto, dated July 2, 2020, the “Business Combination Agreement”), entered into by and among Leo, DMS and the equity holders of DMS. Pursuant to the terms of the Business Combination Agreement, among other things, Leo changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which the Company changed its name to “Digital Media Solutions, Inc.” (“New DMS”) and effected the purchase of certain equity interests in DMS in exchange for the Business Combination Consideration. Unless stated otherwise, this report contains information about Leo before the Business Combination. References to the “Company” in this report refer to Leo before the consummation of the Business Combination or New DMS after the Business Combination, as the context suggests.

LEO HOLDINGS CORP.
Form 10-Q
For the Quarter Ended June 30, 2020

PART - I FINANCIAL INFORMATION
Item 1. Financial Statements
LEO HOLDINGS CORP.
CONDENSED BALANCE
SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash	$243	$243
Prepaid expenses	48,334	39,567

Total current assets	$48,577	$39,810
Investments held in Trust Account	200,768,225	207,190,740

Total assets	$200,816,802	$207,230,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$3,649,900	$2,860,900
Accrued expenses – related party	110,000	50,000
Due to related party	1,426,344	386,687
Accounts payable	1,574,421	1,583,870

Total current liabilities	$6,670,665	$4,881,457
Deferred underwriting commissions	7,000,000	7,000,000

Total liabilities	$13,760,665	$11,881,457

Commitments
Class A ordinary shares, $0.0001 par value; 18,205,613 and 19,034,909 shares subject to possible redemption as of June 30, 2020 and December 31, 2019 respectively	182,056,130	190,349,090
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,107,194 and 965,091 shares issued and outstanding (excluding 18,205,613 and 19,034,909 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019 respectively	111	97
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	4,892,534	3,730,127
Retained earnings	$106,862	$1,269,279

Total shareholders’ equity	5,000,007	5,000,003

Total Liabilities and Shareholders’ Equity	$200,816,802	$207,230,550

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEO HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$459,975	$2,492,205	$1,870,442	$4,079,933

Loss from operations	(459,975)	(2,492,205)	(1,870,442)	(4,079,933)
Interest income	74,775	1,135,289	708,025	2,261,283

Net loss	$(385,200)	$(1,356,916)	$(1,162,417)	$(1,818,650)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income per share, Class A	$—	$0.06	$0.04	$0.11
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income per unit, Class B	$(0.09)	$(0.50)	$(0.37)	$(0.82)
The accompanying notes are an integral part of the unaudited condensed financial statements.

LEO HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance – December 31, 2019	965,091	$97	5,000,000	$500	$3,730,127	$1,269,279	$5,000,003
Common stock subject to possible redemption (1)	103,583	10	—	—	777,211	—	777,221
Net loss	—	—	—	—	—	(777,217)	(777,217)

Balance – March 31, 2020 (unaudited)	1,068,674	$107	5,000,000	$500	$4,507,338	$492,062	$5,000,007

Common stock subject to possible redemption (1)	38,520	4	—	—	$385,196	$—	$385,200
Net loss	—	—	—	—	—	(385,200)	(385,200)

Balance – June 30, 2020 (unaudited)	1,107,194	$111	5,000,000	$500	$4,892,534	$106,862	$5,000,007

(1)	Including the redemption of 687,193 Class A ordinary shares on February 11, 2020

	Three Months Ended June 30, 2019
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance – December 31, 2018	833,372	$83	5,000,000	$500	$2,412,951	$2,586,468	$5,000,002
Common stock subject to possible redemption (1)	46,174	5	—	—	461,735	—	461,740
Net loss	—	—	—	—	—	(461,734)	(461,734)

Balance – March 31, 2019 (unaudited)	879,546	$88	5,000,000	$500	$2,874,686	$2,124,734	$5,000,008

Common stock subject to possible redemption (1)	135,691	14	—	—	$1,356,896	$—	$1,356,910
Net loss	—	—	—	—	—	(1,356,916)	(1,356,916)

Balance – June 30, 2019	1,015,237	$102	5,000,000	$500	$4,231,582	$767,818	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEO HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
Cash flows operating activities
Net (loss) income	$(1,162,417)	$(1,818,650)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Interest income held in Trust Account	(708,024)	(2,261,283)
Changes in operating assets and liabilities:
Prepaid expenses	(8,767)	(11,826)
Accounts payable	(9,449)	1,135,404
Accrued expenses	789,000	2,329,551
Accrued expenses – related party	60,000	80,184
Due to related party	1,039,657	—

Net cash provided by (used in) operating activities	$—	$(546,620)

Cash flows from investing activities
Withdrawal from Trust Account upon redemption	$7,130,539	$—

Net cash used in investing activities	$7,130,539	$—

Cash flows from financing activities
Redemption of Class A ordinary shares	$(7,130,539)	$—

Net cash provided by (used in) financing activities	$(7,130,539)	$—

Net increase (decrease) in cash during the year	$—	$(546,620)

Cash – beginning of period	$243	$550,164

Cash – end of period	$243	$3,544

Supplemental cash flow information
(Decrease) increase in value of Class A ordinary shares subject to possible redemption	$1,162,421	$(1,818,650)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEO HOLDINGS CORP.
CONDENSED BALANCE SHEETS
Note 1. Description of Organization and Business Operations
As of June 30, 2020, Leo Holdings Corp. (the “Company”) was a blank check company incorporated in the Cayman Islands on November 29, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although the Company was not limited to a particular industry or sector for purposes of consummating an initial business combination, the Company focused its search on companies in the consumer sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of June 30, 2020, the Company had not commenced any operations. All activity for the period from November 29, 2017 (inception) to June 30, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), and since the closing of the offering, the search for a prospective initial business combination and activities in connection with the Business Combination. As of June 30, 2020, the Company had not generated any operating revenues. The Company generated non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.
The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating an initial business combination. The Company was required to complete one or more initial business combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company was only to complete a business combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company provided holders of its outstanding Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”), sold in the Initial Public Offering (the “public shareholders”) the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of the Business Combination. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” In such case, the Company was to proceed with the Business Combination if the Company had net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote was not required by law and the Company decided to hold a shareholder vote for business or other legal reasons, the Company would have, pursuant to its amended and restated memorandum and articles of association, conducted the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and filed tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of a Business Combination was required by law, or the Company decided to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. Sponsor and the Company’s officers and directors agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination and agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association (as of prior to the Business Combination) provided that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Sponsor and the Company’s directors and executive officers agreed not to propose an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company had not completed the Business Combination, unless the Company provided the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
The Company initially had 24 months from the closing of the Initial Public Offering, or February 15, 2020 to complete an initial business combination. On February 11, 2020, the Company held a special meeting of shareholders (the “General Meeting”) to approve an extension of time for the Company to complete an initial business combination through July 31, 2020 (the “Extension”). The Extension was approved, and in connection with the vote to approve the Extension, the holders of 687,193 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $7.13 million.
The DMS Business Combination
As previously announced, Leo entered into a Business Combination Agreement, dated April 23, 2020 (the “Business Combination Agreement”), by and among Leo, Digital Media Solutions Holdings, LLC (“DMS”), CEP V DMS US Blocker Company, a Delaware corporation (“Blocker Corp”), Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP
V-A
DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”), Clairvest Equity Partners V Limited Partnership, an Ontario, Canada limited partnership (“Blocker Seller 1”), CEP V
Co-Investment
Limited Partnership, a Manitoba, Canada limited partnership (“Blocker Seller 2” and, together with Blocker Seller 1, “Blocker Sellers” and, together with Prism and Clairvest Direct Seller, the “Sellers”), Clairvest GP Manageco Inc., an Ontario corporation as a Seller Representative, and, solely for the limited purposes set forth therein, Leo Investors Limited Partnership, a Cayman Islands exempted limited partnership (“Sponsor”).
Prior to entering into the Business Combination Agreement, Leo entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “PIPE Investors”), including Lion Capital (Guernsey) Bridgeco Limited (“Sponsor PIPE Entity”), pursuant to which the PIPE Investors collectively subscribed for 10,424,282 shares of New DMS Class A Common Stock (as defined below) for an aggregate purchase price of $100,000,000, with 7,624,282 of such shares being subscribed for by Sponsor PIPE Entity (the “PIPE Investment”). Pursuant to the Subscription Agreements, the PIPE Investors are entitled to certain customary registration rights.
On July 15, 2020, as contemplated by the Business Combination Agreement, the following transactions were consummated (the “Closing”):

•
pursuant to the Amended and Restated Sponsor Shares and Warrant Surrender Agreement, dated June 22, 2020, between Sponsor, Leo and certain directors and officers of Leo (the “Surrender Agreement”), Sponsor surrendered and forfeited to Leo 2,000,000 warrants to purchase Class A ordinary shares, par value $0.0001 per share, of Leo (“Class A ordinary shares”) and, together with certain other holders, 1,924,282 Class B ordinary shares, par value $0.0001 per share, of Leo (“Class B ordinary shares”);

•
Leo filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “New DMS Certificate of Incorporation”), and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Leo was domesticated and continues as a Delaware corporation, changing its name to “Digital Media Solutions, Inc.” (“New DMS”) (the “Domestication”) and, in connection with the Domestication, the following transactions occurred:

•
the issued and outstanding Class A ordinary shares converted automatically by operation of law, on a one-for-one
basis, into shares of Class A common stock, par value $0.0001 per share, of New DMS (“New DMS Class A Common Stock”);

•
the issued and outstanding Class B ordinary shares converted automatically by operation of law, on a one-for-one
basis without giving effect to any rights of adjustment or other anti-dilution protections, into shares of New DMS Class A Common Stock;

•
the issued and outstanding redeemable warrants that were registered pursuant to the Registration Statement on Form
S-1
(333-222599)
of Leo became automatically redeemable warrants to acquire shares of New DMS Class A Common Stock;

•
each issued and outstanding unit of Leo that had not been previously separated into the underlying Class A ordinary share and underlying warrant upon the request of the holder thereof was cancelled and the holder thereof became entitled to one share of New DMS Class A Common Stock and one-half
of one redeemable warrant to acquire one share of New DMS Class A Common Stock; and

•	the issued and outstanding warrants of Leo to purchase Class A ordinary shares that were issued in a private placement automatically became warrants to acquire shares of New DMS Class A Common Stock;

•	New DMS consummated the PIPE Investment;

•	New DMS paid $30,000,000 to DMS to be used as cash on the DMS balance sheet;

•
New DMS paid $10,000,000 to DMS, which DMS used to pay down outstanding indebtedness under the Credit Agreement, dated July 3, 2018, by and among DMS, Digital Media Solutions, LLC, each of its affiliates party thereto, various financial institutions part thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent and Lead Arranger;

•
New DMS purchased all of the issued and outstanding common stock of Blocker Corp and a portion of the units of DMS held by Prism and Clairvest Direct Seller (which DMS Units were then immediately contributed to the capital of Blocker Corp), in exchange for the following aggregate consideration to the Sellers:

•	$57,255,217.33 in cash;

•	2,000,000 warrants to purchase New DMS Class A Common Stock (the “Seller Warrants”);

•
25,857,070 shares of Class B common stock, par value $0.0001 per share, of New DMS, which represent a voting, non-economic
ownership interest in the Company, which, in accordance with the New DMS Certificate of Incorporation, will be retired on a one-for-one
basis upon the redemption of any DMS Units (as defined below) held by Prism or Clairvest Direct Seller in accordance with the Amended Partnership Agreement (as defined below) (“New DMS Class B Common Stock”); and

•
17,937,954 shares of Class C common stock, par value $0.0001 per share, of New DMS, which represent a voting, economic ownership interest in the Company and are convertible into shares of New DMS Class A Common Stock in accordance with the New DMS Certificate of Incorporation on a one-to-one
basis (the “New DMS Class C Common Stock” and, together with the New DMS Class A Common Stock and the New DMS Class C Common Stock, the “New DMS Common Stock”) (the immediately preceding four bullet points, collectively, the “Business Combination Consideration” and the consummation of such purchases by New DMS, the “Business Combination”).

In addition, in connection with the consummation of the Business Combination, new bylaws of the Company were approved (the “Bylaws”).
In connection with the consummation of the Business Combination, 18,456,968 shares of New DMS Class A Common Stock were redeemed in accordance with Leo’s prior constituent documents.
Upon consummation of the Business Combination, New DMS was organized into an umbrella partnership-C
corporation (or
“Up-C”)
structure, in which substantially all of the assets and business of New DMS are held by DMS and continue to operate through the subsidiaries of DMS, and New DMS’s sole material assets are equity interests of DMS indirectly held by it. At the Closing, DMS and its then-current equity holders amended and restated the limited liability company agreement of DMS (the “Amended Partnership Agreement”), to, among other things:

•
recapitalize DMS such that, as of immediately following the consummation of the Business Combination, Prism and Clairvest Direct Seller collectively own 25,857,070 of the outstanding membership interests in DMS (“DMS Units”) and Blocker Corp owns 32,293,793 of the outstanding DMS Units; and

•
provide Clairvest Direct Seller and Prism the right to redeem their DMS Units for cash or, at New DMS’s option, New DMS may acquire such DMS Units (which DMS Units are expected to be contributed to Blocker Corp) in exchange for cash or shares of New DMS Class A Common Stock, in each case subject to certain restrictions set forth therein.

On July 16, 2020, DMS completed its previously announced acquisition of SmarterChaos and She Is Media (the “SmarterChaos/She Is Media Acquisition”). In connection with the SmarterChaos/She Is Media Acquisition, among other things, DMS issued the SmarterChaos and She Is Media sellers a certain number of DMS Units and the SmarterChaos and She Is Media sellers became parties to the Amended Partnership Agreement. The Company did not issue any shares of New DMS Class B Common Stock to the SmarterChaos and She Is Media sellers.
On July 17, 2020, Blocker Sellers exercised their right to convert the shares of New DMS Class C Common Stock issued to them in the Business Combination into shares of New DMS Class A Common Stock, on a one-for-one
basis, in accordance with the New DMS Certificate of Incorporation (the “Conversion”). The Conversion was effective as of immediately prior to the close of business on July 17, 2020.
As of the close of business on July 17, 2020, after giving effect to Conversion, there were (i) 32,293,793 shares of New DMS Class A Common Stock outstanding, (ii) 25,857,070 shares of New DMS Class B Common Stock outstanding, (iii) no shares of New DMS Class C Common Stock outstanding and (iv) 13,999,998 warrants to purchase New DMS Class A Common Stock outstanding.
Going Concern Consideration
The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had approximately $243 in its operating bank account, approximately $200.8 million of interest income available in the Trust Account to pay for taxes, and a working capital deficit of approximately $6.7 million.
Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $325,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the loans from the Sponsor on February 20, 2018. The Sponsor also paid for certain general and administrative expenses on behalf of the Company. As of June 30, 2020 and December 31 2019, an aggregate of approximately $1.4 million and approximately $387,000 of these advances were due on demand, non-interest bearing,
and were fully outstanding.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) of up to $1.5 million (Note 4).
The Company used substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete the Business Combination on July 15, 2020. Funds held in the trust account were also used to fund the redemption of 18,456,968 shares of Class A common stock.

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
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2020.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,000,000 Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income held in Trust Account	$74,775	$1,135,289	$708,025	$2,261,283

Net income available to holders of Class A ordinary shares	74,775	1,135,289	708,025	2,261,283

Net loss	$(385,200)	$(1,356,916)	$(1,162,417)	$(1,818,650)
Less: Income attributable to Class A ordinary shares	(74,775)	(1,135,289)	(708,025)	(2,261,283)

Net loss attributable to holders of Class B ordinary shares	$(459,975)	$(2,492,205)	$(1,870,442)	$(4,079,933)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted net income per share, Class A	$0.00	$0.06	$0.04	$0.11

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net loss per share, Class B	$(0.09)	$(0.50)	$(0.37)	$(0.82)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “
Fair Value Measurements and Disclosures
,” approximates the carrying amounts represented in the condensed Balance Sheets.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets

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

ASC Topic 820,
 Fair Value Measurement and Disclosures
, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 18,205,613 and 19,034,909 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.
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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction; therefore no income tax has been recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its current tax position.
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
Note 4 - Related Party Transactions
Class B Ordinary Shares
Prior to Leo’s initial public offering, in December 2017, Sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In February 2018, Sponsor transferred 30,000 of such shares to each of the Leo Independent Directors. In February 2018, Sponsor effected a surrender of 2,875,000 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. The Sponsor had agreed to forfeit up to 750,000 Class B ordinary shares to the extent that the over-allotment option was not exercised in full by the underwriter. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by Sponsor.
The Class B ordinary shares were identical to the Class A ordinary shares, and holders of Class B ordinary shares had the same shareholder rights as holders of Class A ordinary shares, except that: (i) the Class B ordinary shares were subject to certain transfer restrictions; (ii) Sponsor the Company’s officers and directors entered into letter agreements with Leo, pursuant to which they agreed (a) to waive their redemption rights with respect to their Class B ordinary shares and Class A ordinary shares in connection with the completion of the Company’s business combination and (b) to waive their rights to liquidating distributions from the trust account with respect to their Class B ordinary shares if the Company failed to complete its business combination within the required time period, although they would have been entitled to liquidating distributions from the trust account with respect to any Class A ordinary shares they held if the Company failed to complete its business combination within such time period; (iii) the Class B ordinary shares were automatically convertible into Class A ordinary shares at the time of the Company’s business combination on a one-for-one basis,
subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s amended and restated memorandum and articles of association (which adjustment and anti-dilution rights were waived in connection with the Business Combination); and (iv) the Class B ordinary shares were subject to registration rights. If the Company submitted its business combination to its Class A ordinary shares for a vote, Sponsor and the Company’s officers and directors agreed to vote their Class B ordinary shares and any Class A ordinary shares purchased during or after the initial public offering in favor of the Company’s business combination. Permitted transferees of such holders of the Class B ordinary shares were subject to the same obligations.

Pursuant to the Surrender Agreement, at the Closing, Sponsor, together with certain other holders, surrendered and forfeited to Leo 1,924,282 Class B ordinary shares for no consideration and as a capital contribution to Leo. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination—Related Agreements—Surrender Agreement
.” In connection with the consummation of the Business Combination, the issued and outstanding Class B ordinary shares held by Sponsor and such other holders converted automatically by operation of law, on a one-for-one
basis without giving effect to any rights of adjustment or other anti-dilution protections, into shares of New DMS Class A Common Stock.
Private Placement Warrants
Simultaneously with the consummation of the initial public offering, Sponsor purchased 4,000,000 Leo private placement warrants at a price of $1.50 per warrant, or $6,000,000 in the aggregate, in a private placement. Each Leo private placement warrant entitled the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Leo private placement warrants was placed in the trust account. The Leo private placement warrants were not permitted to be redeemed by Leo so long as they were held by Sponsor or its permitted transferees. If the Leo private placement warrants were held by holders other than Sponsor or its permitted transferees, the private placement warrants were redeemable by Leo and exercisable by the holders on the same basis as the Leo public warrants. Sponsor, or its permitted transferees, had the option to exercise the Leo private placement warrants on a cashless basis. In connection with the consummation of the Business Combination, (i) Sponsor surrendered and forfeited to Leo 2,000,000 of its Leo private placement warrants, (ii) the issued and outstanding Leo private placement warrants automatically became New DMS private placement warrants (no other changes were made to the terms of any issued and outstanding Leo private placement warrants as a result of the Business Combination) and (iii) 2,000,000 Seller Warrants were issued to the Sellers.
The New DMS private placement warrants (including the shares of New DMS Class A Common Stock issuable upon exercise of the New DMS private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the date of the Closing.
Registration Rights
Sponsor and Leo’s independent directors were entitled to registration rights pursuant to a registration rights agreement, which was amended and restated in connection with the Business Combination (the “Amended and Restated Registration Rights Agreement”). The Amended and Restated Registration Rights Agreement grants the certain Holders (as defined in the Amended and Restated Registration Rights Agreement) certain registration rights with respect to their registrable securities. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination — Related Agreements — Amended and Restated Registration Rights Agreement
”.
Related Party Loans
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
Lion Capital, LLP, an affiliate of Sponsor (“Lion Capital”), made further working capital loans to Leo in the aggregate amount of $2,991,360 outstanding as of July 15, 2020. In connection with the consummation of the Business Combination, Lion Capital canceled, or Leo repaid, the Company’s obligations with respect to such loans, effective as of immediately prior to the consummation of the Domestication. Sponsor and Leo’s officers and directors, or any of their respective affiliates, have been reimbursed for out-of-pocket expenses
incurred in connection with activities on Leo’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Leo’s audit committee reviewed on a quarterly basis all payments that were made to Sponsor or Leo’s officers or directors or Leo’s or their affiliates and determined which expenses and the amount of expenses that were to be reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on Leo’s behalf, although no such reimbursements were made from the proceeds of the initial public offering held in the trust account prior to the completion of the initial business combination.

Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering in February 2018 through the earlier of our consummation of a business combination and our liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three and six months ended June 30, 2020 and 2019, an aggregate of $30,000 and $60,000, respectively, for each period in connection with such services was recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2020 and December 31, 2019, $110,000 and $50,000 was accrued on the accompanying unaudited condensed balance sheets, respectively.
The agreement terminated and the Company ceased paying these monthly fees upon the Closing.
Director Nomination Agreement
At the Closing, New DMS, Sponsor, Sponsor PIPE Entity, Prism and Clairvest entered into the Director Nomination Agreement, pursuant to which, among other things Sponsor, Sponsor PIPE Entity, Prism and Clairvest each have certain rights to designate individuals to be nominated for election to the board of directors of New DMS. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination—Related Agreements—Director Nomination Agreement
.”
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
The underwriter was entitled to underwriting discounts of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to deferred underwriting commissions of $0.35 per Unit, or $7.0 million in the aggregate, which became payable and were paid upon the consummation of the Business Combination, subject to the terms of the underwriting agreement.
Note 6 - Shareholders’ Equity
Ordinary Shares
Class
 A Ordinary Shares
—As of June 30, 2020, the Company was authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 20,000,000 Class A ordinary shares issued or outstanding, including 18,205,613 and 19,034,909 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—As of June 30, 2020, the Company was authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In December 2017, the Company initially issued 8,625,000 Class B ordinary shares to the Sponsor. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by the Sponsor. As of June 30, 2020 and December 31, 2019, there were 5,000,000 Class B ordinary shares issued or outstanding. Holders of Class A ordinary shares and Class B ordinary shares voted together as a single class on all matters submitted to a vote of shareholders except as required by law.

The certificate of incorporation filed in connection with the consummation of the Business Combination authorizes (i) 500,000,000 shares of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 60,000,000 shares of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”) and (iii) 40,000,000 shares of Class C Common Stock, par value $0.0001 per share (the “Class C Common Stock” and, together with the Class A Common Stock and the Class B Common Stock, the “Common Stock”).
Preference Shares
—As of June 30, 2020, the Company was authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding. The certificate of incorporation filed in connection with the consummation of the Business Combination authorizes 100,000 shares of preferred stock, par value $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.
Warrants
—The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation and may only be exercised for a whole number of shares.
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
Note 7 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at June 30, 2020	$200,768,225	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at December 31, 2019	$207,190,740	$—	$—

No cash was held in the Trust Account as of June 30, 2020 and December 31, 2019.
Note 8 - Subsequent Events
Management has performed an evaluation of subsequent events through the date of issuance of the unaudited condensed financial statements noting the following:
On July 15, 2020, the Company consummated the previously announced business combination with DMS (as described in detail above in Note 1.)
On July 16, 2020, DMS completed its previously announced acquisition of SmarterChaos and She Is Media (see Note 1).
On July 17, 2020, Blocker Sellers exercised their right to convert the shares of New DMS Class C Common Stock issued to them in the Business Combination into shares of New DMS Class A Common Stock (see Note 1).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Item 2 to “we”, “us”, “our,” “Leo” or the “Company” are to Leo Holdings Corp. prior to the Business Combination (as defined below), except where the context requires otherwise. The following discussion should be read in conjunction with our condensed interim financial statements and related notes thereto included elsewhere in this report.
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

Overview
As of June 30, 2020, we were a blank check company incorporated on November 29, 2017 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
The DMS Business Combination
As previously announced, Leo entered into a Business Combination Agreement, dated April 23, 2020 (the “Business Combination Agreement”), by and among Leo, Digital Media Solutions Holdings, LLC (“DMS”), CEP V DMS US Blocker Company, a Delaware corporation (“Blocker Corp”), Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP
V-A
DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”), Clairvest Equity Partners V Limited Partnership, an Ontario, Canada limited partnership (“Blocker Seller 1”), CEP V
Co-Investment
Limited Partnership, a Manitoba, Canada limited partnership (“Blocker Seller 2” and, together with Blocker Seller 1, “Blocker Sellers” and, together with Prism and Clairvest Direct Seller, the “Sellers”), Clairvest GP Manageco Inc., an Ontario corporation as a Seller Representative, and, solely for the limited purposes set forth therein, Leo Investors Limited Partnership, a Cayman Islands exempted limited partnership (“Sponsor”).
Prior to entering into the Business Combination Agreement, Leo entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “PIPE Investors”), including Lion Capital (Guernsey) Bridgeco Limited (“Sponsor PIPE Entity”), pursuant to which the PIPE Investors collectively subscribed for 10,424,282 shares of New DMS Class A Common Stock (as defined below) for an aggregate purchase price of $100,000,000, with 7,624,282 of such shares being subscribed for by Sponsor PIPE Entity (the “PIPE Investment”). Pursuant to the Subscription Agreements, the PIPE Investors are entitled to certain customary registration rights.
On July 15, 2020, as contemplated by the Business Combination Agreement, the following transactions were consummated (the “Closing”):

•
pursuant to the Amended and Restated Sponsor Shares and Warrant Surrender Agreement, dated June 22, 2020, between Sponsor, Leo and certain directors and officers of Leo (the “Surrender Agreement”), Sponsor surrendered and forfeited to Leo 2,000,000 warrants to purchase Class A ordinary shares, par value $0.0001 per share, of Leo (“Class A ordinary shares”) and, together with certain other holders, 1,924,282 Class B ordinary shares, par value $0.0001 per share, of Leo (“Class B ordinary shares”);

•
Leo filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “New DMS Certificate of Incorporation”), and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Leo was domesticated and continues as a Delaware corporation, changing its name to “Digital Media Solutions, Inc.” (“New DMS”) (the “Domestication”) and, in connection with the Domestication, the following transactions occurred:

•
the issued and outstanding Class A ordinary shares converted automatically by operation of law, on a one-for-one
basis, into shares of Class A common stock, par value $0.0001 per share, of New DMS (“New DMS Class A Common Stock”);

•
the issued and outstanding Class B ordinary shares converted automatically by operation of law, on a one-for-one
basis without giving effect to any rights of adjustment or other anti-dilution protections, into shares of New DMS Class A Common Stock;

•
the issued and outstanding redeemable warrants that were registered pursuant to the Registration Statement on Form
S-1
(333-222599)
of Leo became automatically redeemable warrants to acquire shares of New DMS Class A Common Stock;

•
each issued and outstanding unit of Leo that had not been previously separated into the underlying Class A ordinary share and underlying warrant upon the request of the holder thereof was cancelled and the holder thereof became entitled to one share of New DMS Class A Common Stock and one-half
of one redeemable warrant to acquire one share of New DMS Class A Common Stock; and

•	the issued and outstanding warrants of Leo to purchase Class A ordinary shares that were issued in a private placement automatically became warrants to acquire shares of New DMS Class A Common Stock;

•	New DMS consummated the PIPE Investment;

•	New DMS paid $30,000,000 to DMS to be used as cash on the DMS balance sheet;

•
New DMS paid $10,000,000 to DMS, which DMS used to pay down outstanding indebtedness under the Credit Agreement, dated July 3, 2018, by and among DMS, Digital Media Solutions, LLC, each of its affiliates party thereto, various financial institutions part thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent and Lead Arranger;

•
New DMS purchased all of the issued and outstanding common stock of Blocker Corp and a portion of the units of DMS held by Prism and Clairvest Direct Seller (which DMS Units were then immediately contributed to the capital of Blocker Corp), in exchange for the following aggregate consideration to the Sellers:

•	$57,255,217.33 in cash;

•	2,000,000 warrants to purchase New DMS Class A Common Stock (the “Seller Warrants”);

•
25,857,070 shares of Class B common stock, par value $0.0001 per share, of New DMS, which represent a voting, non-economic
ownership interest in the Company, which, in accordance with the New DMS Certificate of Incorporation, will be retired on a one-for-one
basis upon the redemption of any DMS Units (as defined below) held by Prism or Clairvest Direct Seller in accordance with the Amended Partnership Agreement (as defined below) (“New DMS Class B Common Stock”); and

•
17,937,954 shares of Class C common stock, par value $0.0001 per share, of New DMS, which represent a voting, economic ownership interest in the Company and are convertible into shares of New DMS Class A Common Stock in accordance with the New DMS Certificate of Incorporation on a one-to-one
basis (the “New DMS Class C Common Stock” and, together with the New DMS Class A Common Stock and the New DMS Class C Common Stock, the “New DMS Common Stock”) (the immediately preceding four bullet points, collectively, the “Business Combination Consideration” and the consummation of such purchases by New DMS, the “Business Combination”).

In addition, in connection with the consummation of the Business Combination, new bylaws of the Company were approved (the “Bylaws”).
In connection with the consummation of the Business Combination, 18,456,968 shares of New DMS Class A Common Stock were redeemed in accordance with Leo’s prior constituent documents.
Upon consummation of the Business Combination, New DMS was organized into an umbrella partnership-C
corporation (or
“Up-C”)
structure, in which substantially all of the assets and business of New DMS are held by DMS and continue to operate through the subsidiaries of DMS, and New DMS’s sole material assets are equity interests of DMS indirectly held by it. At the Closing, DMS and its then-current equity holders amended and restated the limited liability company agreement of DMS (the “Amended Partnership Agreement”), to, among other things:

•
recapitalize DMS such that, as of immediately following the consummation of the Business Combination, Prism and Clairvest Direct Seller collectively own 25,857,070 of the outstanding membership interests in DMS (“DMS Units”) and Blocker Corp owns 32,293,793 of the outstanding DMS Units; and

•
provide Clairvest Direct Seller and Prism the right to redeem their DMS Units for cash or, at New DMS’s option, New DMS may acquire such DMS Units (which DMS Units are expected to be contributed to Blocker Corp) in exchange for cash or shares of New DMS Class A Common Stock, in each case subject to certain restrictions set forth therein.

On July 16, 2020, DMS completed its previously announced acquisition of SmarterChaos and She Is Media (the “SmarterChaos/She Is Media Acquisition”). In connection with the SmarterChaos/She Is Media Acquisition, among other things, DMS issued the SmarterChaos and She Is Media sellers a certain number of DMS Units and the SmarterChaos and She Is Media sellers became parties to the Amended Partnership Agreement. The Company did not issue any shares of New DMS Class B Common Stock to the SmarterChaos and She Is Media sellers.
On July 17, 2020, Blocker Sellers exercised their right to convert the shares of New DMS Class C Common Stock issued to them in the Business Combination into shares of New DMS Class A Common Stock, on a one-for-one
basis, in accordance with the New DMS Certificate of Incorporation (the “Conversion”). The Conversion was effective as of immediately prior to the close of business on July 17, 2020.
As of the close of business on July 17, 2020, after giving effect to Conversion, there were (i) 32,293,793 shares of New DMS Class A Common Stock outstanding, (ii) 25,857,070 shares of New DMS Class B Common Stock outstanding, (iii) no shares of New DMS Class C Common Stock outstanding and (iv)
13,999,998
warrants to purchase New DMS Class A Common Stock outstanding.
Results of Operations
All activity through June 30, 2020 was in preparation for our Initial Public Offering, and since the closing of the offering, our activity has been limited to the search for a prospective business combination and pursuing the Business Combination. Prior to the closing of the Business Combination, we did not generate any operating revenues.
For the six months ended June 30, 2020, we had net loss of approximately $1.2 million, which consisted of $708,000 in interest income, offset by $1.9 million in general and administrative costs (approximately $1.5 million of which was for merger related expenses).
For the six months ended June 30, 2019, we had net loss of approximately 1.8 million, which consisted of approximately 2.3 million in interest income, offset by approximately $4.1 million in general and administrative costs.
Going Concern Consideration
The accompanying unaudited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had $243 in our operating bank account, approximately $200.8 million of interest income available in the trust account to pay for taxes, and a working capital deficit of approximately $6.7 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.
Through June 30, 2020, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $325,000 in loans from our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the loans from our sponsor on February 20, 2018. Our sponsor also paid for certain general and administrative expenses on behalf of us. As of June 30, 2020 and December 31 2019, an aggregate of approximately $1.4 million and $387,000 of these advances were due on demand, non-interest bearing,
and were fully outstanding.
In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”) of up to $1.5 million.
We used substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete the Business Combination on July 15, 2020. Funds held in the trust account were also used to fund the redemption of 18,456,968 shares of Class A common stock.
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
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 31, 2020.
Related Party Transactions
Class B Ordinary Shares
Prior to Leo’s initial public offering, in December 2017, Sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001, for an aggregate price of $25,000. In February 2018, Sponsor transferred 30,000 of such shares to each of the Leo Independent Directors. In February 2018, Sponsor effected a surrender of 2,875,000 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares from 8,625,000 to 5,750,000. The Sponsor had agreed to forfeit up to 750,000 Class B ordinary shares to the extent that the over-allotment option was not exercised in full by the underwriter. On March 29, 2018, the over-allotment option expired and an aggregate of 750,000 shares were subsequently forfeited by Sponsor.
The Class B ordinary shares were identical to the Class A ordinary shares, and holders of Class B ordinary shares had the same shareholder rights as holders of Class A ordinary shares, except that: (i) the Class B ordinary shares were subject to certain transfer restrictions; (ii) Sponsor the Company’s officers and directors entered into letter agreements with Leo, pursuant to which they agreed (a) to waive their redemption rights with respect to their Class B ordinary shares and Class A ordinary shares in connection with the completion of the Company’s business combination and (b) to waive their rights to liquidating distributions from the trust account with respect to their Class B ordinary shares if the Company failed to complete its business combination within the required time period, although they would have been entitled to liquidating distributions from the trust account with respect to any Class A ordinary shares they held if the Company failed to complete its business combination within such time period; (iii) the Class B ordinary shares were automatically convertible into Class A ordinary shares at the time of the Company’s business combination on a one-for-one basis,
subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s amended and restated memorandum and articles of association (which adjustment and anti-dilution rights were waived in connection with the Business Combination); and (iv) the Class B ordinary shares were subject to registration rights. If the Company submitted its business combination to its Class A ordinary shares for a vote, Sponsor and the Company’s officers and directors agreed to vote their Class B ordinary shares and any Class A ordinary shares purchased during or after the initial public offering in favor of the Company’s business combination. Permitted transferees of such holders of the Class B ordinary shares were subject to the same obligations.
Pursuant to the Surrender Agreement, at the Closing, Sponsor, together with certain other holders, surrendered and forfeited to Leo 1,924,282 Class B ordinary shares for no consideration and as a capital contribution to Leo. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination—Related Agreements—Surrender Agreement
.” In connection with the consummation of the Business Combination, the issued and outstanding Class B ordinary shares held by Sponsor and such other holders converted automatically by operation of law, on a one-for-one
basis without giving effect to any rights of adjustment or other anti-dilution protections, into shares of New DMS Class A Common Stock.
Private Placement Warrants
Simultaneously with the consummation of the initial public offering, Sponsor purchased 4,000,000 Leo private placement warrants at a price of $1.50 per warrant, or $6,000,000 in the aggregate, in a private placement. Each Leo private placement warrant entitled the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Leo private placement warrants was placed in the trust account. The Leo private placement warrants were not permitted to be redeemed by Leo so long as they were held by Sponsor or its permitted transferees. If the Leo private placement warrants were held by holders other than Sponsor or its permitted transferees, the private placement warrants were redeemable by Leo and exercisable by the holders on the same basis as the Leo public warrants. Sponsor, or its permitted transferees, had the option to exercise the Leo private placement warrants on a cashless basis. In connection with the consummation of the Business Combination, (i) Sponsor surrendered and forfeited to Leo 2,000,000 of its Leo private placement warrants, (ii) the issued and outstanding Leo private placement warrants automatically became New DMS private placement warrants (no other changes were made to the terms of any issued and outstanding Leo private placement warrants as a result of the Business Combination) and (iii) 2,000,000 Seller Warrants were issued to the Sellers.
The New DMS private placement warrants (including the shares of New DMS Class A Common Stock issuable upon exercise of the New DMS private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the date of the Closing.
Registration Rights
Sponsor and Leo’s independent directors were entitled to registration rights pursuant to a registration rights agreement, which was amended and restated in connection with the Business Combination (the “Amended and Restated Registration Rights Agreement”). The Amended and Restated Registration Rights Agreement grants the certain Holders (as defined in the Amended and Restated Registration Rights Agreement) certain registration rights with respect to their registrable securities. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination — Related Agreements — Amended and Restated Registration Rights Agreement
”.
Related Party Loans
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
Lion Capital, LLP, an affiliate of Sponsor (“Lion Capital”), made further working capital loans to Leo in the aggregate amount of $2,991,360 outstanding as of July 15, 2020. In connection with the consummation of the Business Combination, Lion Capital canceled, or Leo repaid, the Company’s obligations with respect to such loans, effective as of immediately prior to the consummation of the Domestication. Sponsor and Leo’s officers and directors, or any of their respective affiliates, have been reimbursed for out-of-pocket expenses
incurred in connection with activities on Leo’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Leo’s audit committee reviewed on a quarterly basis all payments that were made to Sponsor or Leo’s officers or directors or Leo’s or their affiliates and determined which expenses and the amount of expenses that were to be reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on Leo’s behalf, although no such reimbursements were made from the proceeds of the initial public offering held in the trust account prior to the completion of the initial business combination.
Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering in February 2018 through the earlier of our consummation of a business combination and our liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three and six months ended June 30, 2020 and 2019, an aggregate of $30,000 and $60,000, respectively, for each period in connection with such services was recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2020 and December 31, 2019, $110,000 and $50,000 was accrued on the accompanying unaudited condensed balance sheets, respectively.
The agreement terminated and the Company ceased paying these monthly fees upon the Closing.
Director Nomination Agreement
At the Closing, New DMS, Sponsor, Sponsor PIPE Entity, Prism and Clairvest entered into the Director Nomination Agreement, pursuant to which, among other things Sponsor, Sponsor PIPE Entity, Prism and Clairvest each have certain rights to designate individuals to be nominated for election to the board of directors of New DMS. For additional information, see the section of the Proxy Statement/Prospectus titled “
Business Combination—Related Agreements—Director Nomination Agreement
.”

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
the SEC on March 13, 2020.
Off-Balance Sheet Arrangements and
Contractual Obligations
As of June 30, 2020 and December 31, 2019, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K
and did not have any commitments or contractual obligations.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2020 and December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there was an associated material exposure to interest rate risk.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Business Combination was consummated in the quarter ending September 30, 2020.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
As a result of the closing of the Business Combination on July 15, 2020, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus, which is incorporated by reference into our Current Report on Form
8-K/A
filed on July 20, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

2.1+	Business Combination Agreement, dated April 23, 2020, by and among Leo Holdings Corp., Digital Media Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on April 24, 2020).

2.2	Amendment No. 1 to Business Combination Agreement, dated July 2, 2020, by and among Leo Holdings Corp., Clairvest GP Manageco Inc., as a Seller Representative, Prism Data, LLC, as a Seller Representative, and Leo Investors Limited Partnership (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on July 2, 2020).

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020)

3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).

4.1	Specimen New DMS Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).

4.2	Specimen New DMS Warrant Certificate (incorporated by reference to Exhibit 4.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).

4.3	Amended and Restated Warrant Agreement, dated July 15, 2020, by and among Leo Holdings Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on April 24, 2020).

10.2	Amended and Restated Sponsor Shares and Warrant Surrender Agreement, dated June 22, 2020, by and among Leo Holdings Corp., Leo Investors Limited Partnership and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.3+	Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated July 15, 2020 (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.4	Director Nomination Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., Leo Investors Limited Partnership, Lion Capital (Guernsey) Bridgeco Limited, Clairvest Group Inc. and Prism Data, LLC (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.5	Amended and Restated Registration Rights Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., as successor to Leo Holdings, Corp., and the other parties thereto (incorporated by reference to Exhibit 10.5 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.6+	Tax Receivable Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, CEP V Co-Investment Limited Partnership and Clairvest GP Manageco Inc. (incorporated by reference to Exhibit 10.6 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.7	Lock-Up Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc. CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership (incorporated by reference to Exhibit 10.7 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.9	Digital Media Solutions, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.10	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.10 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.11	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.11 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.12	Offer Letter, dated October 23, 2018, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.12 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.13	Offer Letter, dated November 21, 2018, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.13 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.14+	Credit Agreement, dated July 3, 2018, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, various financial institutions part thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 10.14 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.15	Incremental Amendment to Credit Agreement, dated July 1, 2019, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.16	Incremental Amendment No. 2 to Credit Agreement, dated November 1, 2019, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.16 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

10.17	Amendment No. 3 to Credit Agreement, dated January 7, 2020, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.17 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

+
Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation
S-K.
The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10 th
day of August, 2020.

DIGITAL MEDIA SOLUTIONS, INC.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Randall Koubek
Name:	Randall Koubek
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)