Form 10-Q
period 2020-09-30
Digital Media Solutions, Inc.
filed 2020-11-09
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to __________
_______________________________________
Digital Media Solutions, Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________

Delaware	001-38393	98-1399727
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4800 140th Avenue N. , Suite 101, Clearwater, Florida		33762
(Address of Principal Executive Offices)		(Zip Code)
Registrant's telephone number, including area code: (877) 236-8632
Leo Holdings Corp.
21 Grosvenor Place
London, SW1X 7HF
(Former Name or Former Address, if Changed Since Last Report)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	DMS	New York Stock Exchange
Redeemable warrants to acquire Class A common stock	DMS WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2020, 32,392,577 shares of the registrant’s Class A common stock; 25,999,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 14,000,000 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.
Cautionary Note Regarding Forward-Looking Statements
References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed investments, financing needs or plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability to maintain and attract clients in the face of changing economic or competitive conditions, the impact of the COVID-19 pandemic on the global and U.S. macro-economic environments as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. The Company undertakes no obligation to update any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$24,500	$3,008
Accounts receivable, net of allowances of $875 and $683, respectively	38,656	30,137
Prepaid and other current assets	2,727	2,217
Total current assets	65,883	35,362
Property and equipment, net	13,662	8,728
Goodwill	44,368	41,826
Intangible assets, net	50,275	57,935
Deferred tax assets	18,522	—
Other assets	285	254
Total assets	$192,995	$144,105
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$28,433	$24,160
Accrued expenses and other current liabilities	10,798	10,839
Current portion of long-term debt	4,150	4,150
Contingent consideration payable	—	1,000
Total current liabilities	43,381	40,149
Commitments and contingencies (Note 12)
Long-term debt	197,059	201,048
Long-term TRA liability	15,174	—
Deferred tax liability	7,514	8,675
Other non-current liabilities	537	491
Total liabilities	263,665	250,363
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at September 30, 2020	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 32,294 issued and outstanding at September 30, 2020	3	—
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,857 issued and outstanding at September 30, 2020	3	—
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at September 30, 2020	—	—
Additional paid-in capital	(43,145)	—
Retained earnings	5,342	—
Total stockholders' deficit	(37,797)	—
Non-controlling interest	(32,873)	—
Member deficit	—	(106,258)
Total deficit	(70,670)	(106,258)
Total liabilities and deficit	$192,995	$144,105
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$82,829	$57,575	$230,753	$173,142
Cost of revenue	57,777	39,101	160,338	117,084
Salaries and related costs	7,882	6,599	24,114	20,495
General and administrative expenses	6,407	4,479	16,356	13,514
Acquisition costs	3,248	11,707	3,322	17,492
Depreciation and amortization	4,636	2,201	13,307	6,165
Income (loss) from operations	2,879	(6,512)	13,316	(1,608)
Interest expense	3,421	2,980	10,702	7,389
Net (loss) income before income taxes	(542)	(9,492)	2,614	(8,997)
Income tax expense	1,636	—	1,901	—
Net (loss) income	(2,178)	(9,492)	713	(8,997)
Net loss attributable to non-controlling interest	(3,315)	—	(424)	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$1,137	$(9,492)	$1,137	$(8,997)

Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic and diluted	$0.04	N/A	$0.04	N/A

Weighted-average shares outstanding - basic and diluted	32,294	N/A	32,294	N/A
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total

Balance, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$(106,258)	$(106,258)
Net income	—	—	—	—	—	—	—	—	757	757
Member distributions	—	—	—	—	—	—	—	—	(170)	(170)
Balance, March 31, 2020	—	—	—	—	—	—	—	—	(105,671)	(105,671)
Net income	—	—	—	—	—	—	—	—	2,134	2,134
Balance, June 30, 2020	—	—	—	—	—	—	—	—	(103,537)	(103,537)
Net income	—	—	—	—		1,137	1,137	921	(4,236)	(2,178)
Proceeds and shares issued in the Business Combination and the Conversion (Note 2)	32,294	3	25,857	3	(45,006)	4,205	(40,795)	(34,933)	107,773	32,045
DMSH units issued in SmarterChaos acquisition (Note 7)	—	—	—	—	1,861	—	1,861	1,139	—	3,000
Balance, September 30, 2020	32,294	$3	25,857	$3	$(43,145)	$5,342	$(37,797)	$(32,873)	$—	$(70,670)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$(73,403)	$(73,403)
Net income	—	—	—	—	—	—	—	—	606	606
Member distributions	—	—	—	—	—	—	—	—	(2,148)	(2,148)
Balance, March 31, 2019	—	—	—	—	—	—	—	—	(74,945)	(74,945)
Net loss	—	—	—	—	—	—	—	—	(111)	(111)
Member distributions	—	—	—	—	—	—	—	—	(7,194)	(7,194)
Balance, June 30, 2019	—	—	—	—	—	—	—	—	(82,250)	(82,250)
Net loss	—	—	—	—	—	—	—	—	(9,492)	(9,492)
Member distributions	—	—	—	—	—	—	—	—	(12,251)	(12,251)
Balance, September 30, 2019	—	$—	—	$—	$—	$—	$—	$—	$(103,993)	$(103,993)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$713	$(8,997)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,307	6,165
Payment of contingent consideration	(1,000)	(15,904)
Amortization of debt issuance costs	699	409
Deferred income tax provision, net	(1,261)	—
Change in accounts receivable, net	(7,686)	(1,889)
Change in prepaid expenses and other current assets	(495)	(837)
Change in accounts payable and accrued expenses	3,210	(3,680)
Change in contingent consideration payable	—	13,841
Change in other liabilities	(136)	(131)
Net cash provided by (used in) operating activities	7,351	(11,023)
Cash flows from investing activities
Additions to property and equipment	(7,481)	(4,566)
Acquisition of businesses, net of cash acquired	(2,799)	—
Other	—	(14)
Net cash used in investing activities	(10,280)	(4,580)
Cash flows from financing activities
Proceeds from Business Combination	29,278	—
Proceeds from issuance of long-term debt	—	39,000
Payments of long-term debt	(3,423)	(1,739)
Proceeds from borrowings on revolving credit facilities	10,000	5,500
Payments of borrowings on revolving credit facilities	(11,000)	(1,500)
Payment of debt issuance costs	(264)	(719)
Payment of contingent consideration payable	—	(7,011)
Distributions to members	(170)	(21,593)
Net cash provided by financing activities	24,421	11,938
Net change in cash	21,492	(3,665)
Cash, beginning of period	3,008	4,589
Cash, end of period	$24,500	$924

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$10,070	$2,798
Income taxes, net	1,570	—
Non-Cash Investing and Financing Transactions:
Issuance of equity for SmarterChaos acquisition	$3,000	$—
Capital expenditures included in accounts payable	138	284
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Digital Media Solutions, Inc. (“DMS Inc.”) is a performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida, with satellite offices throughout the United States and Canada. The Company primarily operates and derives most of its revenues in the United States.
Leo Holdings Corp. (“Leo”) as a special purpose acquisition company, was incorporated on November 29, 2017 as a Cayman Islands exempted company under the name for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On July 15, 2020, Leo consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) and domesticated as a corporation incorporated in the state of Delaware. At the closing of the Business Combination (the “Closing”), DMS Inc. acquired the equity in Blocker and a portion of the equity of Digital Media Solutions Holding, LLC (“DMSH”) and Blocker became the sole managing member of DMSH, and Leo was renamed Digital Media Solutions, Inc.
The business combination was structured as a reverse recapitalization. The historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and earnings (loss) per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.
Unless otherwise noted below, there have been no material changes to the significant accounting policies presented in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to the DMSH consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s prospectus that forms a part of the Form S-1 registration statement filed with the Securities and Exchange Commission (“SEC”) on August 7, 2020 (the “2020 S-1”).
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2020 S-1. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited Consolidated Balance Sheet as of December 31, 2019, as presented in the 2020 S-1. In management’s opinion, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation.
Principles of Consolidation
The Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker. Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 55.5% of the membership interest in DMSH, while the Sellers (as defined in Note 2. Business Combination) retained approximately 44.5% of the membership interest in DMSH (“non-controlling interests”).
The Company consolidates the assets, liabilities and operating results of DMSH and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated as part of the consolidation.
The results of operations attributable to the non-controlling interests are included in the Company’s unaudited condensed consolidated statements of operations, and the non-controlling interests are reported as a separate component of equity.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the allowance for doubtful accounts, business combinations, loss contingencies, asset impairments and deferred taxes and amounts associated with the Tax Receivable Agreement related to the Business Combination.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax, except with respect to UE, which was acquired in November 2019. Because UE is treated as a corporation for U.S. federal income tax purposes, it is subject to entity-level U.S. federal income tax. As a result of the Business Combination, Blocker’s allocable share of earnings from DMSH are also subject to U.S. federal and state and local income taxes.
New Accounting Standards
Recently Adopted Accounting Standards
The Company qualifies as an “emerging growth company” and thus, has elected to adhere to the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance related to reference rate reform, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform. The Company adopted the standard effective March 31, 2020 and elected the expedient to prospectively adjust the effective interest rate when LIBOR is replaced. We do not expect this standard to have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers the effective date for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. The standard must be adopted using a modified retrospective transition. We plan to elect the following practical expedients: (1) not to reassess our prior conclusions regarding lease identification, lease classification and initial direct costs; and (2) the short term practical expedient for any leases with an initial term of 12 months or less and not recognize right-of-use assets or lease liabilities for those leases. The Company is currently evaluating all the impacts of adopting the new standard and expects the adoption of this standard to have a material impact on the Company’s consolidated balance sheet and related disclosures.
In August 2018, the FASB issued authoritative guidance regarding customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for fiscal periods beginning after December 15, 2020. We are currently evaluating the potential impact on our consolidated financial statements.

In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and was effective for annual periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers the effective date for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact on our consolidated financial statements, including our disclosures.
NOTE 2. BUSINESS COMBINATION
On July 15, 2020, DMSH consummated the business combination with Leo pursuant to the Business Combination Agreement (the “Busines Combination Agreement”), by and among Leo, DMSH, Blocker, Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”).
In connection with the consummation of the Business Combination, the following occurred:
•Leo was domesticated and continues as a Delaware corporation, changing its name to “Digital Media Solutions, Inc.”
•The Company was organized into an umbrella partnership-C corporation (or “Up-C”) structure, in which substantially all of the assets and business of the Company are held by DMSH and continue to operate through the subsidiaries of DMSH, and the Company’s sole material assets are the equity interests of DMSH indirectly held by it.
•DMS Inc. consummated the PIPE investment with certain qualified institutional buyers and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors collectively subscribed for 10,424,282 shares of Class A Common Stock for an aggregate purchase price of $100.0 million.
•DMS Inc. purchased all of the issued and outstanding common stock of Blocker and a portion of the units of DMSH held by Prism and Clairvest Direct Seller. Those DMSH membership interests were then immediately contributed to the capital of Blocker in exchange for aggregate consideration to the Sellers of $57.3 million in cash, 25,857,070 shares of Class B common stock, 2.0 million warrants to purchase Class A Common Stock, and 17,937,954 shares of Class C common stock. Refer to Note 9. Equity for a description of the Company’s common stock.
•The Sellers amended and restated the limited liability company agreement of DMSH (the “Amended Partnership Agreement”), to, among other things: (i) recapitalize DMSH such that, as of immediately following the consummation of the Business Combination, Prism and Clairvest Direct Seller collectively own 25,857,070 of DMSH Units and Blocker owns 32,293,793 of DMSH Units; and (ii) provide Clairvest Direct Seller and Prism the right to redeem their DMSH Units for cash or, at the Company’s option, the Company may acquire the DMSH Units in exchange for cash or shares of Class A Common Stock, subject to certain restrictions set forth therein.
•DMS issued 2.0 million warrants in exchange for previously held warrants in Leo, and an additional approximate 10.0 million warrants were issued in exchange for the warrants offered and sold by Leo in its initial public offering. Refer to Note 9. Equity for a description of the Company’s warrants.
•DMS obtained $30.0 million in cash for working capital needs and $10.0 million to pay down outstanding indebtedness under the Monroe Facility.
•The Sellers exercised their right to convert the shares of Class C Common Stock into shares of Class A Common Stock, on a one-for-one basis, in accordance with the new Certificate of Incorporation (the “Conversion”).
•Prism and Clairvest Direct Seller continue to retain a significant continuing equity interest in the Company, representing 44% of the economic interests in DMSH and 44% of the voting interest in DMS Inc. (“non-controlling interest”).
•On October 22, 2020, as required by the post-closing working capital adjustment provisions of the Business Combination Agreement, (i) the Company issued (a) 98,783 total additional shares of Class A Common Stock to the Blocker Sellers and (b) 142,394 total additional shares of Class B Common Stock to Prism and Clairvest Direct Seller.

•In conjunction with the Business Combination, DMS Inc. and Blocker also entered into a tax receivable agreement (the “TRA”) with the Sellers. Pursuant to the TRA, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any exchanges for Class A Common Stock and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of this agreement, the Company recorded a Deferred tax asset of $18.4 million with the offset as a Long-term TRA liability of $15.7 million and Additional Paid-in Capital of $2.8 million in the unaudited condensed consolidated balance sheets.
At September 30, 2020, there were (i) 32,293,793 shares of Class A Common Stock outstanding, (ii) 25,857,070 shares of Class B Common Stock outstanding, (iii) no shares of Class C Common Stock outstanding and (iv) 13,999,998 warrants to purchase Class A Common Stock outstanding.
In conjunction with the Business Combination, we incurred approximately $2.4 million of transaction expenses related to incentive bonuses and other acquisition related expenses, which were recorded as Acquisitions Costs in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2020.
NOTE 3. REVENUE
The Company derives revenue primarily through the delivery of various types of services, including: customer acquisition, managed services and software as a service (“SaaS”). The Company recognizes revenue when the promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company has elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized in the amount to which the Company has the right to invoice for services performed.
The Company has organized its operations into three reportable segments: Brand Direct, Marketplace and Other. The Brand Direct reportable segment consists of services delivered against our customer’s brand, while the Marketplace reportable segment includes services delivered directly against the DMS brand. In the Other reportable segment, services offered by the Company include software services and digital media services that are managed on behalf of the customer. Corporate and other represents other business activities and includes eliminating entries. Management uses these segments to evaluate the performance of its businesses and to assess its financial results and forecasts.
Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Brand Direct	Marketplace	Other	Corporate and other	Total
Three Months Ended September 30, 2020
Net revenue:
Customer acquisition	$43,921	$39,541	$—	$(8,755)	$74,707
Managed services	5,247	—	2,045	—	7,292
Software services	—	—	830	—	830
Total Net revenue	$49,168	$39,541	$2,875	$(8,755)	$82,829
Three Months Ended September 30, 2019
Net revenue:
Customer acquisition	$41,330	$15,542	$—	$(3,796)	$53,076
Managed services	3,147	—	562	—	3,709
Software services	—	—	790	—	790
Total Net revenue	$44,477	$15,542	$1,352	$(3,796)	$57,575

	Brand Direct	Marketplace	Other	Corporate and other	Total
Nine Months Ended September 30, 2020
Net revenue:
Customer acquisition	$122,557	$108,937	$—	$(19,001)	$212,493
Managed services	12,885	—	2,945	—	15,830
Software services	—	—	2,430	—	2,430
Total Net revenue	$135,442	$108,937	$5,375	$(19,001)	$230,753
Nine Months Ended September 30, 2019
Net revenue:
Customer acquisition	$124,173	$47,116	$—	$(12,517)	$158,772
Managed services	10,054	—	1,973	—	12,027
Software services	—	—	2,343	—	2,343
Total Net revenue	$134,227	$47,116	$4,316	$(12,517)	$173,142
Contract balances
The Company’s contract liabilities result from payments received in advance of revenue recognition received from clients, which precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the balance of deferred revenue was $0.4 million and $1.2 million, respectively, and recorded within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2020 and 2019, we recognized revenue of $1.2 million and $1.3 million, respectively, related to deferred revenue recorded at December 31, 2019 and 2018, respectively. We expect the majority of the deferred revenue balance at September 30, 2020 to be recognized as revenue during the fourth quarter of 2020.
When there is a delay between the completion of our performance obligations and when a customer is invoiced, revenue is recognized and recorded as unbilled revenue (i.e. contract assets) within Accounts receivable, net on the unaudited condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, unbilled revenue included in accounts receivable was $2.0 million and $0.8 million, respectively. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.
NOTE 4. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on the financial information reviewed by its chief operating decision maker (“CODM”), and the basis upon which management makes resource allocation decisions and assesses the performance of the Company’s segments. The Company evaluates the operating performance of its segments based on financial measures such as net revenue, cost of revenue, and gross profit. Given the nature of the digital marketing solutions business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the amount of the Company’s assets is not subject to segment allocation and total assets is not included within the disclosure of the Company’s segment financial information.
The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended September 30, 2020
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$49,168	$39,541	$2,875	$(8,755)	$82,829
Cost of revenue	37,828	27,661	1,043	(8,755)	57,777
Gross profit	$11,340	$11,880	$1,832	$—	$25,052
Salaries and related costs					7,882
General and administrative expenses					6,407
Acquisition costs					3,248
Depreciation and amortization					4,636
Income from operations					$2,879

	Three Months Ended September 30, 2019
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$44,477	$15,542	$1,352	$(3,796)	$57,575
Cost of revenue	33,499	9,366	32	(3,796)	39,101
Gross profit	$10,978	$6,176	$1,320	$—	$18,474
Salaries and related costs					6,599
General and administrative expenses					4,479
Acquisition costs					11,707
Depreciation and amortization					2,201
Loss from operations					$(6,512)

	Nine Months Ended September 30, 2020
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$135,442	$108,937	$5,375	$(19,001)	$230,753
Cost of revenue	103,125	75,101	1,113	(19,001)	160,338
Gross profit	$32,317	$33,836	$4,262	$—	$70,415
Salaries and related costs					24,114
General and administrative expenses					16,356
Acquisition costs					3,322
Depreciation and amortization					13,307
Income from operations					$13,316

	Nine Months Ended September 30, 2019
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$134,227	$47,116	$4,316	$(12,517)	$173,142
Cost of revenue	100,171	29,345	85	(12,517)	117,084
Gross profit	$34,056	$17,771	$4,231	$—	$56,058
Salaries and related costs					20,495
General and administrative expenses					13,514
Acquisition costs					17,492
Depreciation and amortization					6,165
Loss from operations					$(1,608)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, December 31, 2019	$8,616	$32,660	$550	$41,826
Additions (Note 7)	—	—	2,542	2,542
Balance, September 30, 2020	$8,616	$32,660	$3,092	$44,368
The carrying amount of goodwill for all reporting units had no accumulated impairments as of September 30, 2020 and December 31, 2019.

Intangible assets, net
Finite-lived intangible assets consisted of the following (in thousands):

		September 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technology	3 to 5	$47,946	$(17,827)	$30,119	$47,946	$(9,751)	$38,195
Customer relationships	1 to 12	22,383	(5,127)	17,256	19,583	(3,078)	16,505
Brand	1 to 5	4,459	(2,571)	1,888	4,187	(2,556)	1,631
Non-competition agreements	3	1,815	(803)	1,012	1,815	(211)	1,604
Total		$76,603	$(26,328)	$50,275	$73,531	$(15,596)	$57,935
Amortization expense for finite-lived intangible assets is recorded on a straight-line basis in the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $10.7 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Impairment analysis
For the nine months ended September 30, 2020, there were no events or changes in circumstances to indicate that goodwill or intangible assets are impaired.
NOTE 6. DEBT
The following table presents the components of outstanding debt (in thousands):

	September 30, 2020	December 31, 2019
Term loan	$191,514	$194,810
Revolving credit facility	4,000	5,000
Delayed draw term loan	8,301	8,429
Total debt	203,815	208,239
Unamortized debt issuance costs	(2,606)	(3,041)
Debt, net	201,209	205,198
Current portion of long-term debt	(4,150)	(4,150)
Long-term debt	$197,059	$201,048
On July 3, 2018, DMSH entered into a Credit Agreement with Monroe Capital Management Advisors (as administrative agent and lender) (the “Monroe Facility”). The Monroe Facility matures in July 2023 and bears interest at a variable rate equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender. The Monroe Facility also contains covenants that require the Company to meet certain financial ratios and places restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.
During the year ended December 31, 2019 the Monroe Facility’s capacity was amended to increase the term loan by $99.0 million for a total term commitment of $199.0 million, and this amendment also increased capacity on the revolver by an additional $2.5 million, for a total amended capacity of $221.5 million, which had an effective interest rate of 6.8% for the year ended December 31, 2019. The Company used the funds to finance a portion of the acquisition of UE, accelerate contingent consideration payments, and to add to general working capital. Refer to Note 7. Acquisitions, for a more detailed discussion on the acquisition of UE.
On January 7, 2020, the Monroe Facility was amended to increase the revolver commitment to $15.0 million.
On August 26, 2020, we amended the Monroe Facility to, among other things, (i) modify the covenant calculation of EBITDA to include certain transaction expenses incurred in connection with the Business Combination and (ii) exclude certain accounts from the SmarterChaos acquisition.

NOTE 7. ACQUISITIONS
Smarterchaos and She is Media
On July 16, 2020, the Company acquired SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network, (collectively, “SmarterChaos”) for cash and equity of DMSH totaling approximately $5.8 million, net of cash, which is subject to a working capital adjustment. This acquisition expanded media distribution, allowing the Company to further accelerate the digital marketing acquisition efforts of its advertiser clients and enable brands to acquire new customers by leveraging our customer acquisition platform and the relationships cultivated by SmarterChaos.
DMSH issued the SmarterChaos sellers approximately 307 thousand DMSH Units, which are convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.
In conjunction with this acquisition, we incurred approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisitions Costs in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2020.
The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of July 16, 2020. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. The fair value of the brand was determined by applying an Income Approach, specifically the Relief from Royalty Method. The fair value of the acquired customer relationships was determined by applying an Income Approach, specifically the Multi Period Excess Earnings Method. As of September 30, 2020, the purchase accounting measurement period has not been finalized primarily due to the working capital adjustment, open tax contingencies and the valuation of DMSH units and intangibles.
The following table presents the preliminary fair value allocation of the purchase price to the assets acquired, and liabilities assumed (in thousands):

July 16, 2020
Goodwill	$2,542
Brand	272
Customer relationships	2,800
Accounts receivable	833
Other assets acquired	30
Liabilities assumed	(678)
Net assets acquired	$5,799
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of SmarterChaos and is included in the Other reportable segment. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of three and five years, respectively.
Management is working with the SmarterChaos sellers on the working capital adjustment per the purchase agreement and expects that this will be resolved in the fourth quarter of 2020. Revenue and net income for SmarterChaos of $1.5 million and $0.1 million, respectively, were included in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2020.
UE Authority, Co.
On November 1, 2019, the Company acquired UE for cash of approximately $56.6 million, which includes closing purchase price adjustments. The acquisition of UE supports the Company’s strategy of broadening its reach in the insurance vertical.

The Company primarily used an income method, or discounted cash flow (“DCF”) analysis, which represent Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of November 1, 2019. The fair value of the acquired technology and customer relationships was determined using the multi period excess earnings approach. The fair value of the acquired brand was determined using the Relief from Royalty (“RFR”) method. The fair value of the non-competition agreement was determined using the income approach. As of September 30, 2020, the purchase accounting measurement period has not been finalized primarily due to open tax contingencies.
The following table presents the preliminary fair value allocation of the purchase price to the assets acquired, and liabilities assumed (in thousands):

November 1, 2019
Goodwill	$29,723
Technology	26,000
Brand	690
Non-competition agreements	1,520
Customer relationships	10,300
Other assets acquired	6,393
Liabilities assumed	(9,045)
Deferred tax liability	(8,961)
Net assets acquired	$56,620
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of UE and is included in the Marketplace reportable segment. Intangible assets primarily consist of customer relationships, technology, non-competition agreements and brand with an estimated useful life of nine years, five years, three years and one year, respectively.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
Contingent consideration related to acquisitions
The fair value of the contingent consideration was determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. During the nine months ended September 30, 2020, we paid this contingent consideration of $1.0 million.
The following table presents assets and liabilities measured at fair value on a recurring basis (in thousands):

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	Contingent consideration payable	$—	$—	$1,000	$1,000
Total		$—	$—	$1,000	$1,000
The following table represents the change in the contingent consideration (in thousands):

Level 3
December 31, 2019	$1,000
Additions	—
Changes in fair value	—
Settlements	(1,000)
September 30, 2020	$—

NOTE 9. EQUITY
Authorized Capitalization
The total amount of the Company’s authorized capital stock consists of 600,000,000 shares of common stock, par value $0.0001 per share, of the DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, (iii) 40,000,000 shares of Class C Common Stock, and (iv) 100,000,000 shares of preferred stock, par value $0.0001 per share, of the DMS Inc. (“Company Preferred Stock”). As of September 30, 2020, there were 32,293,793 shares of Class A Common Stock outstanding and 25,857,070 shares of Class B Stock outstanding.
Company Common Stock
The following table sets forth the economic and voting interests of the Company’s common stockholders as of September 30, 2020:

Class	Total Shares (1)	Economic Ownership in DMSH (2)	Economic Ownership in DMS Inc. (3)	Voting Ownership in DMS Inc. (4)
Class A Common Stock	32,293,793	55.2%	100.0%	55.5%
Class B Common Stock	25,857,070	44.2%	—%	44.5%

(1) Represents the total number of outstanding shares for each class of DMS Inc. common stock as of September 30, 2020.
(2) Represents (i) the Class A Common Stock holders’ indirect economic interest in DMSH through their ownership of Class A Common Stock and (ii) the Class B Common Stock holders’ direct economic interest in DMSH through their ownership of DMSH Units. The remaining economic ownership is held by the sellers in SmarterChaos acquisition.

(3) Represents the aggregate economic interest in the DMS Inc. through the stockholders' ownership of Class A Common Stock.
(4) Represents the aggregate voting interest in the DMS Inc. through the stockholders' ownership of Company common stock.
Voting rights
Each holder of Company Common Stock is entitled to one (1) vote for each share of Company Common Stock held of record by such holder. The holders of shares of Company Common Stock do not have cumulative voting rights. Except as otherwise required in the Company Certificate of Incorporation or by applicable law, the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock will vote together as a single class on all matters on which stockholders are generally entitled to vote (or, if any holders of Company Preferred Stock are entitled to vote together with the holders of Company Common Stock, as a single class with such holders of Company Preferred Stock). In addition to any other vote required in the Company Certificate of Incorporation or by applicable law, the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock will each be entitled to vote separately as a class only with respect to amendments to the Company Certificate of Incorporation that increase or decrease the par value of the shares of such class or alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely. Notwithstanding the foregoing, except as otherwise required by law, holders of Company Common Stock, as such, will not be entitled to vote on any amendment to the Company Certificate of Incorporation (including any Preferred Stock Designation (as defined in the Company Certificate of Incorporation) relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon pursuant to the Company Certificate of Incorporation (including any Preferred Stock Designation relating to any series of Preferred Stock) or pursuant to the General Corporation Law of the State of Delaware (the “DGCL”).
Dividend rights
Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class A Common Stock are entitled to receive ratably, in proportion to the number of shares of Class A Common Stock held by them, such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Company’s board of directors (the “Board”) from time to time out of assets or funds of the Company legally available therefor.
Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock.

Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At September 30, 2020, there were no shares of Class C Common Stock outstanding.
Redemption
Pursuant to the terms and subject to the conditions of the Amended Partnership Agreement, each holder (other than Blocker) of a DMSH Unit has the right (the “Redemption Right”) to redeem each such DMSH Unit for the applicable Cash Amount (as defined in the Amended Partnership Agreement), subject to the Company’s right, in its sole and absolute discretion, to elect to acquire some or all of such DMSH Units that such holder has tendered for redemption for a number of shares of Class A Common Stock, an amount of cash or a combination of both (the “Exchange Option”), in the case of each of the Redemption Right and the Exchange Option, on and subject to the terms and conditions set forth in the Company Certificate of Incorporation and in the Amended Partnership Agreement.
Retirement of Class B Common Stock
In the event that (i) any DMSH Unit is consolidated or otherwise cancelled or retired or (ii) any outstanding share of Class B Common Stock held by a holder of a corresponding DMSH Unit otherwise ceases to be held by such holder, in each case, whether as a result of exchange, reclassification, redemption or otherwise (including in connection with the Redemption Right and the Exchange Option as described above), then the corresponding share(s) of Class B Common Stock, if any, (which, for the avoidance of doubt, will be equal to such DMSH Unit divided by the Conversion Ratio prior to and until the Effective Time (as defined below) (in the case of (i)) or such share of Class B Common Stock (in the case of (ii)) will automatically and without further action on the part of the Company or any holder of Class B Common Stock be transferred to the Company for no consideration and thereupon will be retired and restored to the status of authorized but unissued shares of Class B Common Stock.
Rights upon Liquidation
In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company after payments to creditors of the Company that may at the time be outstanding, and subject to the rights of any holders of Preferred Stock that may then be outstanding, holders of shares of Class A Common Stock and Company C Common Stock will be entitled to receive ratably, in proportion to the number of shares held by them, all remaining assets and funds of the Company available for distribution; provided, however, that, for purposes of any such distribution, each share of Class C Common Stock will be entitled to receive the same distribution as would have been payable if such share of Class C Common Stock had been converted into a fraction of a share of Company A Common Stock equal to the Conversion Ratio immediately prior to the record date for such distribution. The holders of shares of Class B Common Stock, as such, will not be entitled to receive any assets of the Company in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Automatic Conversion of Class B Common Stock
Immediately and automatically upon the earlier of (i) July 4, 2024 and (ii) the date on which there are no amounts owed to any lender pursuant to the Credit Facility, each share of Class B Common Stock will automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant to a reverse stock split, into a fraction of a share of Class B Common Stock equal to the Conversion Ratio (the “Effective Time”).
Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company will have the right, at the Company’s option, from and after the Effective Time, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted.

Transfers
The holders of shares of Class B Common Stock will not transfer such shares other than as part of a concurrent transfer of (i) if prior to the Effective Time, a number of DMSH Units equal to the number of shares of Company Common Stock being so Transferred multiplied by the Conversion Ratio or (ii) if after the Effective Time, an equal number of DMSH Units, in each case made to the same transferee in accordance with the restrictions on transfer contained in the Amended Partnership Agreement.
Other rights
No holder of shares of Company Common Stock are entitled to preemptive or subscription rights. There are no redemption or sinking fund provisions applicable to the Company Common Stock. The rights, preferences and privileges of holders of the Company Common Stock will be subject to those of the holders of any shares of the Preferred Stock the Company may issue in the future.
Preferred Stock
The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. The issuance of Preferred Stock of the Company could have the effect of decreasing the trading price of Company Common Stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Company Common Stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company. At September 30, 2020, there were no shares of preferred stock outstanding.
Warrants
Each Company Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company Private Placement Warrants are not be redeemable by the Company so long as they are held by Sponsor or its permitted transferees. Sponsor, or its permitted transferees, has the option to exercise the Company Private Placement Warrants on a cashless basis. Except for the forgoing, the Company Private Placement Warrants have terms and provisions that are identical to those of the Company Public Warrants. If the Company Private Placement Warrants are held by holders other than Sponsor or its permitted transferees, the Company Private Placement Warrants will be redeemable by Company and exercisable by the holders on the same basis as the Company Public Warrants.
The Company may call the Company Public Warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; and (4) only if the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
If the Company calls the Company Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Company Public Warrants to do so on a “cashless basis.”
The exercise price and number of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares.
At September 30, 2020, approximately 14.0 million warrants were outstanding.
Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. On July 15, 2020, upon the close of the Business Combination, the Prism and Clairvest Direct Sellers combined ownership percentage in DMSH was 44.5%. On July 16, 2020, DMSH issued approximately 307 thousand additional DMSH Units to the sellers in the SmarterChaos acquisition, which are included in the non-controlling interest of approximately 44.8%. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interest held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as a non-controlling interest.

NOTE 10. RELATED PARTY TRANSACTIONS
Registration Rights
At the Closing, the Company entered into an amended and restated registration rights agreement with certain Sellers (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Company registered for resale certain shares of Class A Common Stock and warrants to purchase Class A Common Stock that were held by the parties thereto. Additionally, the Sellers may request to sell all or any portion of their shares of Class A Common Stock in an underwritten offering that is registered pursuant to the shelf registration statement filed by the Company (each, an “Underwritten Shelf Takedown”); however, the Company will only be obligated to effect an Underwritten Shelf Takedown if such offering will include securities with a total offering price reasonably expected to exceed, in the aggregate, $20.0 million and will not be required to effect more than four Underwritten Shelf Takedowns in any six-month period. The Amended and Restated Registration Rights Agreement also includes customary piggy-back rights, subject to cooperation and cut-back provisions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Amended Partnership Agreement
Pursuant to the Amended Partnership Agreement, following the expiration of the lock-up period under the lock-up agreement entered into by the Company and the Sellers at the Closing, the non-controlling interests (as defined in the Amended Partnership Agreement) will have the right to redeem their DMSH Units for cash (based on the market price of the shares of Class A Common Stock) or, at the Company’s option, the Company may acquire such DMSH Units (which DMSH Units are expected to be contributed to Blocker) in exchange for cash or Class A Common Stock (a “Redemption”) on a one-for-one basis (subject to customary conversion rate adjustments, including for stock splits, stock dividends and reclassifications), in each case subject to certain restrictions and conditions set forth therein, including that any such Redemption be for an amount no less than the lesser of 10,000 DMSH Units or all of the remaining DMSH Units held by such Non-Blocker Member. In the event of a change of control transaction with respect to a Non-Blocker Member, DMSH will have the right to require such Non-Blocker Member to effect a Redemption with respect to all or any portion of the DMSH Units transferred in such change of control transaction. In connection with any Redemption (other than a Redemption by the SmarterChaos sellers) a number of shares of Class B Common. Stock will automatically be surrendered and cancelled in accordance with the Company Certificate of Incorporation.
Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the TRA with the Sellers. Pursuant to the TRA, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any exchanges for Class A Common Stock and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result, the Company recorded a Deferred tax asset of $18.4 million with the offset as a Long-term TRA liability of $15.7 million and Additional Paid-in Capital of $2.8 million in the unaudited condensed consolidated balance sheets.
As of September 30, 2020, the total amount of payments under the TRA was $15.7 million, of which $0.5 million was current and included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
Lock-Up Agreement
At the Closing, Sellers executed and delivered to the Company a lock up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, Sellers agreed not to, subject to certain exceptions set forth in the Lock-Up Agreement, during the period commencing from the Closing and through the 180 day anniversary of the date of the Closing (the “Lock-Up Period”): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of any Class A Common Stock, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Class A Common Stock, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of Class A Common Stock or other securities, in cash or otherwise. Any waiver by the Company of the provisions of the Lock-Up Agreement requires the approval of a majority of the Company’s directors who qualify as “independent” for purposes of serving on the audit committee under the applicable rules of the SEC (including Rule 10A-3 of the Securities Exchange Act of 1934).

On July 29, 2020, the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) executed joinder agreements to the Lock-Up Agreement in connection with Prism’s distribution of 538,912 and 538,911 Seller Warrants to CEO and COO, respectively, as a permitted transfer under the Amended Warrant Agreement and the Lock-Up Agreement.
Management Agreement
In consideration for various management and advisory services, DMSH pays to one of its members a quarterly retainer of $50 thousand plus any out-of-pocket expenses. The total expense for the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively, which was recorded in General and administrative expenses in the unaudited condensed consolidated statements of operations. The management agreement was terminated in connection with the Business Combination.
DMSH Member Tax Distributions
For the nine months ended September 30, 2020 and 2019, tax distributions to members of DMSH were $0.2 million and $21.6 million, respectively.
NOTE 11. BENEFIT PLANS
2020 Omnibus Incentive Plan
On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”) and other stock-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. During the three months ended September 30, 2020, there were no shares granted under the 2020 Plan.
Employee Incentive Plan
The Company instituted a transaction-based cash bonus plan, the Digital Media Solutions, LLC Employee Incentive Plan (the “EIP”), in 2017, which was amended and restated on January 31, 2019. The EIP provides for a cash bonus pool payout to vested participants upon the occurrence of a “Sale of the Company” prior to December 31, 2024, in which the equity value (as determined by the board of managers) exceeds $100 million. Each EIP participant was awarded a number of bonus pool units, and is entitled to a pro rata share of the aggregate bonus pool based on the total number of vested bonus pool units held among all participants. DMSH also instituted a second transaction-based cash bonus plan on November 1, 2019, which mirrors the first plan, except that the equity value was raised to $325 million.
On April 23, 2020, DMSH entered into a Business Combination with Leo. Although this business combination is not considered a “Sale of the Company” for purposes of the EIP, the board of managers was permitted at its discretion to make a payment under the plan as it deemed fit upon consummation of the business combination. The board of managers elected to pay a total of approximately $250 thousand in cash to EIP participants in connection with the Business Combination, which was paid during the three and nine months ended September 30, 2020, and these plans were terminated.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal proceedings
The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. An estimated liability is recorded for those proceedings and claims when the loss from such proceedings and claims becomes probable and reasonably estimable. The risk of loss is reassessed each quarter and liabilities are adjusted as new information becomes available. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position, but could be material to the consolidated results of operations or cash flows for any one period.
Lease agreements
The Company leases certain office locations, including both long-term and short-term leases, with several leases offering renewal options. Rent expense for the nine months ended September 30, 2020 and 2019 was $1.9 million and $1.5 million, respectively.

At September 30, 2020, the future minimum lease payments for the Company were comprised of the following (in thousands):

Year Ending December 31:
2020	$595
2021	2,040
2022	1,941
2023	1,806
2024	1,304
Thereafter	425
Total	$8,111
Management analyzed our current leases due to the COVID-19 economic environment and recorded a reserve of approximately $1.0 million as a result of the cease use of certain leased properties (included in the future minimum lease payments above), which was included in General and administrative expenses in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2020. As of September 30, 2020, $0.9 million is accrued for within Accrued expenses and other current liabilities and $0.1 million is accrued for within Other non-current liabilities, on the unaudited condensed consolidated balance sheets.
DMSH Unit Redemption Rights
The Amended and Restated Partnership Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (i) the number of outstanding shares of Class A Common Stock (including the number of shares of Class A Common Stock into which all of the outstanding shares of Class C Common Stock are convertible in accordance with the Company Certificate of Incorporation) and (ii) the aggregate number of DMSH Units owned by DMS Inc., its subsidiaries and any consolidated, combined, unitary or similar group of entities that join in filing any tax return with DMS Inc.
NOTE 13. INCOME TAXES
As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 55.2% of equity interests in DMSH (after the SmarterChaos acquisition). DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.
While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of future earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of future earnings of DMSH). The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE, a wholly-owned U.S. corporate subsidiary of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $1.6 million for the three months ended September 30, 2020. The blended effective tax rate for the three and nine months ended September 30, 2020 was 74.2%, which varies from our statutory U.S. tax rate due to the tax impact of the taxable income or loss that is allocated to the non-controlling interest. The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2019.

Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the TRA with the Sellers. Pursuant to the TRA, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any exchanges for Class A Common Stock and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded a Deferred tax asset of $18.4 million with the offset as a Long-term TRA liability of $15.7 million and Additional Paid-in Capital of $2.8 million in the unaudited condensed consolidated balance sheet.
As of September 30, 2020, the total amount of payments under the TRA was $15.7 million, of which $0.5 million was current and included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
CARES Act
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company benefited from the deferral of payroll taxes and expects to continue to benefit for the remainder of 2020. Management is still evaluating all the impacts of the CARES Act on our business.
NOTE 14. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc., adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all period presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings per share for the three and nine months ended September 30, 2020 represent only the period of July 15, 2020 to September 30, 2020.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Numerator:
Net (loss) income	$(2,178)	$713
Less: Net loss attributable to DMSH prior to the Business Combination	(4,236)	(1,345)
Less: Net income attributable to noncontrolling interests subsequent to the Business Combination	921	921
Net income attributable to DMS Inc.	$1,137	$1,137
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	32,294	32,294

Earnings per share of Class A Common Stock - basic and diluted	$0.04	$0.04
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

At September 30, 2020, the Company excluded 25.9 million shares of Class B Common Stock, 14.0 million warrants outstanding, and the DMSH Units issued in the SmarterChaos acquisition as their effect would have been anti-dilutive.
On October 28, 2020, the Board of Directors of DMS Inc. approved the grant of approximately 1.2 million RSUs and 0.6 million in stock options granted to the Company’s employees and directors under the 2020 Omnibus Incentive Plan. Refer to Note 11. Benefit Plans for a description of the Company’s stock incentive plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
The Company is a premier performance-based marketing company offering a diversified customer leads and software delivery platform that drives high value, high intent leads to our customers. The Company is headquartered in Clearwater, Florida with nearly 400 employees at September 30, 2020 located at our headquarters and satellite offices throughout the United States and Canada. We are a major contributor to the structural shift from traditional media to the online and digital arena currently ongoing in the advertising industry. Through our cutting-edge technologies and multi-faceted platforms, the Company enables advertising customers to more closely track, monitor and adjust marketing campaigns based on their return on investment.
The Company operates as a performance marketing engine for companies across numerous industries, including consumer finance, education, automotive, insurance, home services, brand performance, health and wellness and career placements. We also operate in managed services that provides better access and control over the advertising spend of our customers, including marketing automation and SaaS.
We classify our operations into three reportable segments: Brand Direct, Marketplace and Other. Under the Brand Direct reportable segment, revenues are earned from fees we charge to our customers when we advertise directly for them under their brand name. In servicing our customers under this reportable segment, the end consumer of our customer interacts directly with our customer and does not interface with the Company at any point during the transaction process. Under the Marketplace reportable segment, we earn revenues from fees we charge to our customers when we advertise their business under our brand name. The end consumer interfaces directly with our brand and may be redirected to our customer based on information obtained during the transaction process. Under the Other reportable segment, we earn revenues from fees for other services provided to our customers such as the management of digital media services on behalf of our customers as well as SaaS.
Recent Business Acquisitions
Our acquisitions in the past few years have enabled us to expand our reach into high quality proprietary targeted media solutions in a wide range of industries.
On July 16, 2020, we purchased substantially all assets and business of SmarterChaos for cash and equity of DMSH totaling approximately $5.8 million. We believe this acquisition will create expanded media distribution, allowing the Company to further accelerate the digital marketing acquisition efforts of our advertiser customers and enable brands to acquire new customers by leveraging our customer acquisition platform and the relationships cultivated by the SmarterChaos team.
On November 1, 2019, we purchased substantially all assets and business of UE for cash of approximately $56.6 million. UE generates and purchases leads, clicks or calls for sale to its carriers and agent customers. Post-acquisition, UE was rebranded to DMS Insurance, a component of the Marketplace reportable segment. Through the acquisition of UE, we launched into the digital insurance advertising marketplace as a key player with a comprehensive suite of products that connect high-intent consumers with our nation’s largest auto, home, health and life insurance providers, allowing for continued expansion in the insurance vertical.
Factors Affecting Our Business
Management of high quality targeted media sources
In the digital marketing solutions industry, it is essential that advertising service providers are able to acquire and retain high quality media sources that attract targeted users for advertiser customers on a large scale at low cost. This can be particularly challenging given the dynamic nature of the media resources available to advertising service providers. Frequent updates in search engine algorithms and consolidation of media sources result in high costs of retaining high quality media sources. This, combined with high levels of competition by a large number of service providers, drives up costs within the advertising industry.
To combat this challenge, we have formed strategic partnerships through acquisitions with other advertising and proprietary media marketing software providers to increase our access to high quality targeted media. Our acquisitions of W4 Holding Company, LLC and UE provide us access to proprietary software to drive meaningful engagement with advertising targets.

Regulation
Federal, state and industry-based regulations impact the businesses of our customers and in turn impact our revenues. Increased regulations can cause customers to reduce their expenditures and thus, their advertising budgets, which can potentially lower our revenues.
Macro-economic conditions
During 2020, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macro-economic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, could all have an adverse impact on our customers’ costs of services and their demand for our services and our revenues. Any difficulties faced by our customers due to hardships in the economy could cause a reduction in their advertising budgets as they seek to manage expenses in general.
Conversely, to an extent, we believe that the digital media advertising industry is also countercyclical to macro-economic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.
Our technologies can be securely accessed remotely, which put us in a good position to seamlessly transition to operating our business remotely during the ongoing COVID-19 pandemic. Feedback from employee surveys indicate that our employees have embraced and prefer to continue to work in a remote environment, which caused us to look to a more flexible working environment. During the third quarter in 2020, management analyzed our leases and closed certain office locations and will continue to analyze the Company’s capacity needs into the fourth quarter and beyond.
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by type:
Customer acquisition	90.2%	92.2%	92.1%	91.7%
Managed services	8.8%	6.4%	6.9%	6.9%
Software services	1.0%	1.4%	1.0%	1.4%
Total Net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	59.4%	77.3%	58.7%	77.5%
Marketplace	47.7%	27.0%	47.2%	27.2%
Other	3.5%	2.3%	2.3%	2.5%
Corporate and other	(10.6)%	(6.6)%	(8.2)%	(7.2)%
Total Net revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related costs	9.5%	11.5%	10.5%	11.8%
General and administrative	7.7%	7.8%	7.1%	7.8%
Acquisition costs	3.9%	20.3%	1.4%	10.1%
Depreciation and amortization	5.6%	3.8%	5.8%	3.6%
Income (loss) from operations	3.5%	(11.3)%	5.8%	(0.9)%
Interest expense	4.1%	5.2%	4.6%	4.3%
Net (loss) income before income taxes	(0.7)%	(16.5)%	1.1%	(5.2)%
Income tax expense	2.0%	—%	0.8%	—%
Net (loss) income	(2.6)%	(16.5)%	0.3%	(5.2)%
Net loss attributable to non-controlling interest	(4.0)%	—%	(0.2)%	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	1.4%	(16.5)%	0.5%	(5.2)%

Operating Results for three and nine months ended September 30, 2020 and September 30, 2019
The following table presents the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the changes from the prior periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenue	$82,829	$57,575	$25,254	44%	$230,753	$173,142	$57,611	33%
Cost of revenue	57,777	39,101	18,676	48%	160,338	117,084	43,254	37%
Salaries and related costs	7,882	6,599	1,283	19%	24,114	20,495	3,619	18%
General and administrative	6,407	4,479	1,928	43%	16,356	13,514	2,842	21%
Acquisition costs	3,248	11,707	(8,459)	(72)%	3,322	17,492	(14,170)	(81)%
Depreciation and amortization	4,636	2,201	2,435	111%	13,307	6,165	7,142	116%
Income (loss) from operations	2,879	(6,512)	9,391	(144)%	13,316	(1,608)	14,924	(928)%
Interest expense	3,421	2,980	441	15%	10,702	7,389	3,313	45%
Net (loss) income before income taxes	(542)	(9,492)	8,950	(94)%	2,614	(8,997)	11,611	(129)%
Income tax expense	1,636	—	1,636	—%	1,901	—	1,901	—%
Net (loss) income	(2,178)	(9,492)	7,314	(77)%	713	(8,997)	9,710	(108)%
Net loss attributable to non-controlling interest	(3,315)	—	(3,315)	—%	(424)	—	(424)	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	$1,137	$(9,492)	$10,629	(112)%	$1,137	$(8,997)	$10,134	(113)%
Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.
The following table presents revenue by type for each segment and the changes from the prior periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Brand Direct
Customer acquisition	$43,921	$41,330	$2,591	6%	$122,557	$124,173	$(1,616)	(1)%
Managed services	5,247	3,147	2,100	67%	12,885	10,054	2,831	28%
Total Brand Direct	$49,168	$44,477	$4,691	11%	$135,442	$134,227	$1,215	1%
Marketplace
Customer acquisition	$39,541	$15,542	$23,999	154%	$108,937	$47,116	$61,821	131%
Total Marketplace	$39,541	$15,542	$23,999	154%	$108,937	$47,116	$61,821	131%
Other
Managed services	$2,045	$562	$1,483	264%	$2,945	$1,973	$972	49%
Software services	830	790	40	5%	2,430	2,343	87	4%
Total Other	$2,875	$1,352	$1,523	113%	$5,375	$4,316	$1,059	25%
Corporate and Other
Customer acquisition	$(8,755)	$(3,796)	$(4,959)	131%	$(19,001)	$(12,517)	$(6,484)	52%
Total Corporate and Other	(8,755)	(3,796)	(4,959)	131%	(19,001)	(12,517)	(6,484)	52%
Total Customer acquisition	74,707	53,076	21,631	41%	212,493	158,772	53,721	34%
Total Managed services	7,292	3,709	3,583	97%	15,830	12,027	3,803	32%
Total Software services	830	790	40	5%	2,430	2,343	87	4%
Total Net revenue	$82,829	$57,575	$25,254	44%	$230,753	$173,142	$57,611	33%
Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.
Our Brand Direct segment experienced an increase in Customer acquisition revenue of $2.6 million, or 6%, and decreased $1.6 million, or 1%, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. This change was primarily due to growth in our affiliate and performance businesses due to further penetration of existing customers and expansion in the markets, offset by a decrease in sales from our messaging services due to a strategic shift caused by industry disruptions.

Customer acquisition revenue for Marketplace increased by $24.0 million, or 154%, and $61.8 million, or 131%, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to our successful penetration into the insurance vertical as a result of the acquisition of UE in the fourth quarter of 2019.
Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer.
Managed services revenue experienced an increase of $3.6 million, or 97%, and $3.8 million, or 32%, during the three and nine months ended September 30, 2020 as compared to the same periods in 2019, primarily due to the acquisition of SmarterChaos in July 2020.
Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant to our total Net revenue as a whole.
Cost of revenue and gross profit. Cost of revenue primarily includes media and other related costs, such as the cost to acquire user traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, including advertising exchanges, and technology costs that enable media acquisition. These media costs are used primarily to drive user traffic to the Company’s and our customers’ media properties. Cost of revenue also includes indirect costs such as data verification, hosting and fulfillment costs.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Brand Direct	23.0%	25.0%	(8.0)%	24.0%	25.0%	(4.0)%
Marketplace	30.0%	40.0%	(25.0)%	31.0%	38.0%	(18.4)%
Other	64.0%	98.0%	(34.7)%	79.0%	98.0%	(19.4)%
Total gross profit percentage	30.2%	32.1%	(5.9)%	30.5%	32.4%	(5.9)%
Gross profit for Brand Direct decreased from 25.0% to 23.0% for the three months ended September 30, 2020 and 2019, respectively, and 25.0% to 24.0% for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily due to the reduction in messaging services, which had overall higher margins, and the expansion in the performance and network at compressed margins.
Gross profit for Marketplace decreased from 40.0% to 30.0% for the three months ended September 30, 2020 and 2019, respectively, and from 38.0% to 31.0% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the expansion in the insurance business at compressed margins.
Gross profit for Other decreased from 98.0% to 64.0% for the three months ended September 30, 2020 and 2019, respectively, and 98.0% to 79.0% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the new revenue mix, which has compressed lower profit margins.
Total gross profit decreased from 32.1% to 30.2% for the three months ended September 30, 2020 and 2019, respectively, and from 32.4% to 30.5% for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily due to the expansion of performance ad network for our affiliate and insurance business, both at compressed margins.
Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $1.3 million, or 19%, and $3.6 million, or 18%, for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, primarily driven by the increase in headcount as a result of an expansion of our workforce in the insurance business, as well as an increase in commissions due to the increase in revenue. This increase was partially offset by earnout compensation related to a previous acquisition during the nine months ended September 30, 2019.
Salaries as a percentage of net revenue were 9.5% and 11.5% for the three months ended September 30, 2020 and 2019, respectively. Salaries as a percentage of net revenue were 10.5% and 11.8% for the nine months ended September 30, 2020 and 2019, respectively.
General and administrative. General and administrative expenses consist of expenses incurred in our normal course of business relating to office supplies, computer and technology, rent and utilities, insurance, legal and professional fees, state and local taxes and licenses, penalties and settlements and bad debt expense, as well as sales and marketing expenses relating to advertising and promotion. We also include other expenses such as investment banking expenses, fundraising costs and costs related to the advancement of our corporate social responsibility program.

General and administrative expenses increased $1.9 million, or 43%, from $4.5 million for the three months ended September 30, 2019 to $6.4 million the three months ended September 30, 2020, primarily driven by approximately $1.0 million of lease and other expenses related to certain office closures as well as an overall increase in insurance, audit and other compliance costs related to our new public company status, partially offset by a decline in travel and office expenses due to COVID-19 restrictions.
General and administrative increased $2.8 million, or 21%, from $13.5 million for the nine months ended September 30, 2019 to $16.4 million for the nine months ended September 30, 2020, due primarily to the reasons noted above as well as an increase in legal and professional fees due to compliance related legal activity, and an increase in our bank service charges due to increased merchant activity.
Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes accretion of contingent consideration, acquisition incentive compensation and other transaction related costs.
Acquisition costs decreased by $8.5 million, or 72%, and $14.2 million, or 81%, during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The decrease was primarily due to the acceleration of the earnout of a previous acquisition during the three months ended September 30, 2019, partially offset by acquisitions costs incurred during three months ended September 30, 2020 related to SmarterChaos as well as the Business Combination with Leo and other acquisition activity.
Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.
Depreciation and amortization expense increased $2.4 million, or 111%, and $7.1 million, or 116% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily driven by the fixed assets acquired with UE as well as continued investments in internally developed software, which were placed in service.
Interest expense. Interest expense is related primarily to our debt, which carries a variable interest rate based on the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the Company’s financial institution.
For the three and nine months ended September 30, 2020, interest expense was $3.4 million and $10.7 million, respectively, as compared to $3.0 million and $7.4 million for the three and nine months ended September 30, 2019, respectively. The increase was primarily due to the increase in our outstanding debt balance, partially offset by the decrease in the interest rate during the three and nine months ended September 30, 2020.
Income tax expense. For the three and nine months ended September 30, 2020, the Company’s effective income tax rate was 302% and 73%, respectively, as compared to 0% for the three and nine months ended September 30, 2019. The blended effective tax rate for the three and nine months ended September 30, 2020 was 74.2%, which varies from our statutory U.S. tax rate due to the tax impact of the taxable income or loss that is allocated to the non-controlling interest.
Non-controlling interest. As a result of the Business Combination and the SmarterChaos acquisition, our non-controlling interest owns approximately 44.8% of the ownership interest of DMSH and we allocate the respective portion of net income or loss to the DMSH Units held by the non-controlling interest. Refer to Note 2. Business Combination and Note 9. Equity in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report, for a more detailed discussion on the non-controlling interest and the Business Combination.
NON-GAAP FINANCIAL MEASURES
Financial measures that are not U.S. GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have important limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, management relies primarily on its GAAP results and uses Adjusted EBITDA, Combined Adjusted EBITDA, Unlevered Free Cash Flow, Unlevered Free Cash Flow Conversion and Adjusted revenue only as a supplement.

Adjusted Revenue
Adjusted revenue presents non-GAAP financial information and should not be considered a measure of financial performance under GAAP. These measures are presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our underlying operations. Management believes this measure provides useful information because, while the majority of our business is comprised of lead generation contracts which are accounted for on a gross basis, a portion of our agency managed services contracts are accounted for on a net basis. In light of these considerations, management believes that Adjusted Revenue provides useful information regarding operating performance across our business, without regard to the accounting treatment of individual contracts, and allows management to build forecasts on a consistent basis across the business. Management further uses Adjusted Revenue to compare the performance of divisions within the Company against each other and to isolate our core operating performance. Moreover, management expects that over time we will transition all of our services to a principal relationship and as our contracts are either amended or new agreements are executed, this measure will help provide a basis for comparison of our business operations between different periods over time as we transition these services and related accounting for these contracts.
Adjusted Revenue is defined as revenue as reported under GAAP, without regard to netting of costs applicable to revenues earned under contracts that are deemed to be entered into on an agency basis.
The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$82,829	$2,307	$85,136	$230,753	$5,700	$236,453
Cost of revenue	57,777	2,307	60,084	160,338	5,700	166,038
Gross profit	$25,052	$—	$25,052	$70,415	$—	$70,415
Gross profit margin	30.2%	—%	29.4%	30.5%	—%	29.8%
(1) Includes the gross up for certain Managed services contracts that are presented net of costs under GAAP for the three and nine months ended September 30, 2020.
Unlevered Free Cash Flow
Adjusted EBITDA, Combined Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion are non-GAAP financial measures and are presented because management believes that they provide useful information to investors regarding our operating performance and capacity to incur and service debt and fund capital expenditures. Management believes that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, the Company provides a basis for comparison of our business operations between current, past and future periods by excluding items that management does not believe are indicative of our core operating performance.
Adjusted EBITDA, a measure used by management to assess operating performance, is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) acquisition costs, (5) other expenses, and (6) other non-recurring, infrequent or unusual costs. An item is considered to be non-recurring, infrequent or unusual if it is unlikely that it will recur in the next two years or if a similar charge or gain has not occurred in the preceding two years, in accordance with SEC rules.
Combined Adjusted EBITDA is defined as Adjusted EBITDA, adjusted for (1) future expected cost savings resulting primarily from the reorganization of the W4 Performance Ad Network (“PAN”) within our Brand Direct segment, including adjustments to headcount during the year ended December 31, 2019, as well as other operational synergies, (2) future expected UE and SmarterChaos technology synergies and cost savings due to the use of an alternative vendor, (3) future expected costs savings resulting primarily from reorganization of UE such as staff adjustments, use of lower cost distribution vendors, amongst others, and (4) UE EBITDA from January 1, 2019 through the date of the acquisition.
Unlevered Free Cash Flow is defined as Combined Adjusted EBITDA, less capital expenditures, and Unlevered Free Cash Flow Conversion is defined as Unlevered Free Cash Flow divided by Combined Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA, Combined Adjusted EBITDA and Unlevered Free Cash Flow from net income the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,178)	$(9,492)	$713	$(8,997)
Adjustments
Interest expense	3,421	2,980	10,702	7,389
Income tax expense	1,636	—	1,901	—
Depreciation and amortization	4,636	2,201	13,307	6,165
Acquisition costs (1)	3,248	11,707	3,322	17,492
Other expenses (2)	745	249	1,373	949
Other non-recurring expenses (3)	1,237	824	1,692	1,911
Adjusted EBITDA	$12,745	$8,469	$33,010	$24,909
Adjustments
Pro forma cost savings (4)	$47	$412	$1,017	$1,809
Technology synergies (5)	572	779	2,106	2,337
Pro forma cost savings (6)	671	1,086	2,703	3,801
Acquisitions EBITDA (7)(8)	9	2,812	400	8,568
Combined Adjusted EBITDA	$14,044	$13,558	$39,236	$41,424
Capital expenditures	$2,450	$1,790	$7,481	$4,566
Unlevered Free Cash Flow	$11,594	$11,768	$31,755	$36,858
Unlevered Free Cash Flow Conversion	83%	87%	81%	89%
______________
(1)Balance includes acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(2)Balance includes legal fees associated with acquisitions, investor management fees and costs related to philanthropic initiatives.
(3)Restructuring costs include lease termination costs due to office closures, severance payments due to company reorganization, write-off of equity investment, payments on Company’s EIP and business combination transaction fees.
(4)These proforma cost savings include expected cost savings resulting primarily from reorganization of the company.
(5)These are annualized future expected UE technology synergies related to uniform infrastructure platform.
(6)These are annualized expected cost savings resulting primarily from reorganization of UE and SmarterChaos.
(7)Acquisitions EBITDA includes UE and SmarterChaos from June 30, 2019 through September 30, 2019 for the three months ended September 30, 2019, and SmarterChaos from June 30, 2020 to July 16, 2020 (acquisition date) for the three months ended September 30, 2020.
(8)Acquisitions EBITDA includes UE and SmarterChaos from January 1, 2019 through September 30, 2019 for the nine months ended September 30, 2019, and SmarterChaos from January 1, 2020 to July 16, 2020 (acquisition date) for the nine months ended September 30, 2020.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unlevered Free Cash Flow	$11,594	$11,768	$31,755	$36,858
Capital expenditures	2,450	1,790	7,481	4,566
Combined Adjusted EBITDA	14,044	13,558	39,236	41,424
Acquisitions EBITDA (1)(2)	9	2,812	400	8,568
Pro forma cost savings (3)	671	1,086	2,703	3,801
Technology synergies (4)	572	779	2,106	2,337
Pro forma cost savings (5)	47	412	1,017	1,809
Adjusted EBITDA	12,745	8,469	33,010	24,909
Other non-recurring expenses (6)	1,237	824	1,692	1,911
Other expenses (7)	745	249	1,373	949
Acquisition costs (8)	3,248	11,707	3,322	17,492
EBITDA	7,515	(4,311)	26,623	4,557
Interest expense	(3,421)	(2,980)	(10,702)	(7,389)
Income tax expense	(1,636)	—	(1,901)	—
Payment of contingent consideration	—	(4,945)	(1,000)	(2,063)
Amortization of debt issuance costs	228	169	699	409
Deferred income tax provision, net	(277)	—	(1,261)	—
Change in accounts receivable, net	(5,486)	3,104	(7,686)	(1,889)
Change in prepaid expenses and other current assets	3,614	109	(495)	(837)
Change in accounts payable and accrued expenses	3,286	(3,101)	3,210	(3,680)
Change in other liabilities	(164)	(46)	(136)	(131)
Net cash provided by (used in) operating activities	$3,659	$(12,001)	$7,351	$(11,023)
______________
(1)Acquisitions EBITDA includes UE and SmarterChaos from June 30, 2019 through September 30, 2019 for the three months ended September 30, 2019, and SmarterChaos from June 30, 2020 to July 16, 2020 (acquisition date) for the three months ended September 30, 2020.
(2)Acquisitions EBITDA includes UE and SmarterChaos from January 1, 2019 through September 30, 2019 for the nine months ended September 30, 2019, and SmarterChaos from January 1, 2020 to July 16, 2020 (acquisition date) for the nine months ended September 30, 2020.
(3)These are annualized expected cost savings resulting primarily from reorganization of UE and SmarterChaos.
(4)These are annualized future expected UE technology synergies related to uniform infrastructure platform.
(5)These proforma cost savings include expected cost savings resulting primarily from reorganization of the Company.
(6)Restructuring costs include lease termination costs due to office closure, severance payments due to company reorganization, write-off of equity investment, payments on the Company’s EIP and business combination transaction fees.
(7)Balance includes legal fees associated with acquisitions, investor management fees and costs related to philanthropic initiatives.
(8)Balance includes acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2020	December 31, 2019	$ Change	% Change
Cash	$24,500	$3,008	$21,492	714%
Availability under revolving credit facility	$6,486	$2,500	$3,986	159%
Total Debt	$201,209	$205,198	$(3,989)	(2)%
Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. We generate sufficient cash flows for working capital and expect to do so for the foreseeable future.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and interest expense as well as distribution payments. During the nine months ended September 30, 2020, we increased the capacity on our revolving commitment and borrowed the remaining availability as a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic.
For the nine months ended September 30, 2020 and the nine months ended September 30, 2019, our Unlevered Free Cash Flow conversion rate was 81% and 89%, respectively. The decline was due to our increase in non-recurring investment in capital expenditure as a result of the consolidation of our software development platforms.
On July 15, 2020, the Company completed its Business Combination with Leo, and in accordance with the terms of the Business Combination Agreement, DMS received $40.0 million in cash and paid $10.0 million on the Monroe Facility.
Cash flows from operating activities
Net cash provided by operating activities was $7.4 million for the nine months ended September 30, 2020 as compared to $11.0 million used in the nine months ended September 30, 2019. The increase is primarily due to the acquisition of UE in November 2019 as well as the payout of earnout compensation related to a previous acquisition during in the three and nine months ended September 30, 2019.
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2020 increased by $5.7 million, or 124% to $10.3 million from $4.6 million for the nine months ended September 30, 2019 primarily due to the acquisition of SmarterChaos and increased investments in internally developed software.
Cash flows from financing activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $24.4 million, reflecting an increase of $12.5 million, or 105%, as compared to $11.9 million for the nine months ended September 30, 2019. This increase was mainly due to the net proceeds from the Business Combination.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. In addition, we do not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financial partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
SUMMARY OF CONTRACTUAL OBLIGATIONS
In accordance with the terms of certain business acquisitions, we made final contingent consideration payments of $1.0 million and a final earnout payment of $3.0 million related to a previous acquisition during the nine months ended September 30, 2020 and have no contingent consideration obligations at September 30, 2020.
At September 30, 2020, the future minimum lease payments for the Company were comprised of the following (in thousands):

2020	$595
2021	2,040
2022	1,941
2023	1,806
2024	1,304
Thereafter	425
Total	$8,111
Management analyzed our current leases due to the COVID-19 economic environment and recorded a reserve of approximately $1.0 million as a result of the cease use of certain leased properties, which was included in General and administrative expenses in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have prepared our consolidated financial statements in accordance with GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Actual results could differ significantly from these estimates. A number of the estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.
We believe that the accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements included in this report.
Refer to Note 2. Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report, for further information on our critical and other significant accounting policies.
Revenue recognition
The Company derives revenue primarily through the delivery of various types of services, including: customer acquisition, managed services and software services. Effective January 1, 2019, the Company adopted the new revenue recognition standard using the modified retrospective method. The adoption of this new standard did not have a material impact on the measurement, recognition and disclosure of revenue in the Company’s unaudited condensed consolidated financial statements.
The Company recognizes revenue when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including any constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
The transaction price is measured based on the consideration the Company expects to receive from a contract with a customer and for which it is probable the Company will collect substantially all of the consideration to which it is entitled under the contract. The Company’s contracts with customers contain variable consideration; however, uncertainty related to variable consideration is resolved on a monthly basis. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required (except as discussed within the Customer Acquisition subsection).
The Company’s standard payment terms are typically 30 days. The Company does not have any significant financing components.
If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are recorded as a contract liability (i.e., deferred revenue) on the unaudited condensed consolidated balance sheets.
The Company elected to use the practical expedient which allows the Company to record costs to obtain a contract (i.e. sales commissions) as expense as incurred when the amortization period would have been one year or less. Costs to fulfill a contract, including nominal configuration costs, are not material.
The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
Customer acquisition
The Company’s performance obligation for Customer acquisition contracts is to deliver an unspecified number of potential customers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time, on a daily basis as the leads are generated, based on predefined qualifying characteristics specified by our customer. The contracts generally have a one-month term and the Company has an enforceable right to payment for all leads delivered to the customer. The Company’s customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. The Company recognizes revenue as the performance obligations are satisfied over time.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the corresponding amounts are recorded as unbilled revenue (i.e., contract assets) within Accounts receivable, net on the unaudited condensed consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.
Managed services
The Company’s performance obligation for Managed service contracts is to provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Each month of service is distinct, and any variable consideration is allocated to a distinct month. Therefore, revenue is recognized as the performance obligation is satisfied each month and there is no estimation of revenue required at each reporting period for managed services contracts.
The Company enters into agreements with internet search companies, third-party publishers and/or strategic partners to generate customer acquisition services for their Managed service customers. The Company receives a fee from its customers and separately pays a fee to the internet search companies, third-party publishers and/or strategic partners. The third-party supplier is primarily responsible for the performance and deliverable to the customer, and the Company solely arranges for the third-party supplier to provide services to the customer. Therefore, the Company acts as the agent and the net fees earned by the Company are recorded as revenue, with no associated costs of revenue attributable to the Company.
Software services
The Company’s performance obligation for Software services contracts is to provide the customer with continuous, daily access to the Company’s proprietary software. Service provided each month is distinct, and any variable consideration is allocated to a distinct month. Therefore, revenue is recognized as the performance obligations are satisfied each month and there is no estimation of revenue required at each reporting period for Software services contracts.
Business combinations
Under the acquisition method of accounting, the Company recognizes, separately from goodwill, the identifiable assets acquired, and liabilities assumed at their estimated acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, the Company may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.
At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company also measures the fair values of all non-contractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or a liability.
Acquisition related costs not considered part of the consideration are expensed as incurred.
Goodwill and other intangible assets
As of the acquisition date, the Company measures and recognizes goodwill as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any non-controlling interest in the acquiree (if any), and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date.
On an annual basis, the Company performs a qualitative assessment of goodwill to determine whether it is necessary to perform a quantitative impairment test or more frequently upon the occurrence of certain triggering events or substantive changes in circumstances. The Company is only required to perform the annual quantitative goodwill impairment test if it is concluded that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

Finite-lived intangible assets primarily consist of software with related technology, customer relationships, non-competition agreements and brand. These assets are initially capitalized based on actual costs incurred, acquisition cost, or fair value, if acquired as part of a business combination. The related costs are subsequently amortized on a straight-line basis over the estimated useful lives of the assets.
The Company tests intangible assets with finite useful lives for impairment when a triggering event occurs, or circumstances change indicating that the fair value of the entity may be below its carrying amount. If no triggering event occurs, further impairment testing is not necessary.
Software development costs
Costs for software developed for internal use are capitalized during the preliminary stage and post-implementation stages and any maintenance costs are expensed as incurred. Costs incurred in the application development stage are capitalized when the internal use software is placed in service, and amortized over the estimated economic life of the software from the date of implementation.
The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. Capitalized software development costs are amortized over an estimated useful life of three to five years.
Contingent consideration
The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. If the contingent consideration is payable in cash, the Company classifies its contingent consideration as a liability. Contingent consideration payments related to acquisitions are measured at fair value at each reporting period using Level 3 unobservable inputs. The Company’s estimates of fair value are based upon projected cash flow, estimated volatility and other inputs but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in income from operations in the unaudited condensed consolidated statements of operations.
Income taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax (other than with respect to UE, as described above). As a result of the Business Combination, the Company’s allocable share of earnings from DMSH are subject to U.S. federal and state and local income taxes.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates.
As of September 30, 2020, we had $203.8 million outstanding under our Monroe Facility, which bears interest at a variable rate equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender. Refer to Note 6. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report, for further details on our debt.
LIBOR is expected to be discontinued after 2021. The expected discontinuation of LIBOR will require borrowers to transition from LIBOR to an alternative benchmark interest rate. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. We do not currently have material contracts, with the exception of the above mentioned items, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
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
Changes to Internal Control Over Financial Reporting
As discussed elsewhere in this Quarterly Report on Form 10-Q, we completed the Business Combination on July 15, 2020. Prior to the Business Combination, DMSH’s internal control over financial reporting was not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of internal control over financial reporting requires significant time and resources from our management and other personnel. Furthermore, Leo, the legal acquirer in the Business Combination, was a special-purpose acquisition company prior to the Business Combination and, as such, Leo’s internal control over financial reporting no longer existed as of September 30, 2020.
Since completing the Business Combination, with the oversight of senior management and our audit committee, we have begun taking steps to improve and enhance our internal control over financial reporting. These steps include the replacement of legacy accounting systems associated with our acquisitions with a centralized, comprehensive accounting system. These steps have also included working on the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in the section entitled, “Risk Factors” beginning on page 39 of the Proxy Statement/Prospectus, which is incorporated by reference into our Current Report on Form 8-K/A filed on July 20, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Amendment No. 1 to Business Combination Agreement, dated July 2, 2020, by and among Leo Holdings Corp., Clairvest GP Manageco Inc., as a Seller Representative, Prism Data, LLC, as a Seller Representative, and Leo Investors Limited Partnership, incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K (File No. 001-38393) filed with the SEC on July 2, 2020.
3.1	Certificate of Incorporation of Digital Media Solutions, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38393) filed with the SEC on July 16, 2020.
3.2	Bylaws of Digital Media Solutions, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38393) filed with the SEC on July 16, 2020.
4.1	Form of Specimen Class A Common Stock Certificate of Digital Media Solutions, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38393) filed with the SEC on July 16, 2020.
4.2	Form of Specimen Warrant Certificate of Digital Media Solutions, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38393) filed with the SEC on July 16, 2020.
4.3	Amended and Restated Warrant Agreement, dated July 15, 2020, by and among Leo Holdings Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.1
Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated July 15, 2020 (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.2	Director Nomination Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., Leo Investors Limited Partnership, Lion Capital (Guernsey) Bridgeco Limited, Clairvest Group Inc. and Prism Data, LLC (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.3	Amended and Restated Registration Rights Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., as successor to Leo Holdings, Corp., and the other parties thereto (incorporated by reference to Exhibit 10.5 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.4+	Tax Receivable Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, CEP V Co-Investment Limited Partnership and Clairvest GP Manageco Inc. (incorporated by reference to Exhibit 10.6 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.5	Lock-Up Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc. CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership (incorporated by reference to Exhibit 10.7 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).
10.7	Digital Media Solutions, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.8	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.10 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.9	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.11 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.10	Offer Letter, dated October 23, 2018, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.12 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.11	Offer Letter, dated November 21, 2018, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.13 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.12	Credit Agreement, dated July 3, 2018, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, various financial institutions part thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 10.14 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.13	Incremental Amendment to Credit Agreement, dated July 1, 2019, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.14	Incremental Amendment No. 2 to Credit Agreement, dated November 1, 2019, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.16 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.15	Amendment No. 3 to Credit Agreement, dated January 7, 2020, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.17 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.16+
Amendment No. 4 to Credit Agreement, dated August 26, 2020, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of the affiliates of Digital Media Solutions, LLC party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on August 28, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information for the period ended September 30, 2020, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Changes in Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________________________________
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: November 9, 2020

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Randall Koubek
Name:	Randall Koubek
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)