Form 10-K
period 2020-12-31
Digital Media Solutions, Inc.
filed 2021-03-16
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 001-04321
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer.” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $10.40 reported on the New York Stock Exchange, was approximately $200.9 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2021, 32,392,576 shares of the registrant’s Class A Common Stock; 25,999,464 of the registrant’s Class B Common Stock; and 13,999,998 warrants to purchase shares of the registrant’s Class A common stock, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Digital Media Solutions, Inc.
Cautionary Note Regarding Forward-Looking Statements
References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Annual Report on Form 10-K (this “Annual Report”), particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “will,” “may,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the recent Aimtell/PushPros acquisition; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on NYSE of our common stock and warrants; and (13) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC. There may be additional risks that we consider immaterial or which are unknown, and it is not possible to predict or identify all such risks. DMS cautions that the foregoing list of factors is not exclusive. In addition, DMS cautions readers not to place undue reliance upon any forward-looking statements, which speak only as of the date made. DMS does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I
Item 1. Business.
COMPANY OVERVIEW
Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Annual Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida, with satellite offices throughout the United States and Canada. The Company primarily operates and derives most of its revenues in the United States.

Leo Holdings Corp. (“Leo”), a special purpose acquisition company, was incorporated on November 29, 2017 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On July 15, 2020, Leo consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) and domesticated as a corporation incorporated in the state of Delaware. At the closing of the Business Combination (the “Closing”), Leo acquired the equity in Blocker and a portion of the equity of Digital Media Solutions Holding, LLC (“DMSH”), Blocker became the sole managing member of DMSH, and Leo was renamed Digital Media Solutions, Inc.

The Business Combination was structured as a reverse recapitalization. The historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect: (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and earnings (loss) per share for all periods presented. Refer to Note 2. Business Combination of this Annual Report for additional discussion related to the transaction.
Recent Business Acquisitions
Our acquisitions in the past few years have enabled us to expand our reach into high quality proprietary targeted media solutions in a wide range of industries and include the following.
On July 16, 2020, we purchased substantially all assets and business of SmarterChaos for cash and equity of DMSH totaling approximately $5.8 million. We believe this acquisition has created expanded media distribution, allowing the Company to further accelerate the digital marketing acquisition efforts of our advertiser customers and enable brands to acquire new customers by leveraging our customer acquisition platform and the relationships cultivated by the SmarterChaos team.
On November 1, 2019, we purchased substantially all assets and business of UE Authority Co. (“UE”) for cash of approximately $56.6 million. UE generates and purchases leads, clicks or calls for sale to its carriers and agent customers. Post-acquisition, UE was rebranded to DMS Insurance, a component of the Marketplace reportable segment. Through the acquisition of UE, we launched into the digital insurance advertising marketplace as a key player with a comprehensive suite of products that connect high-intent consumers with our nation’s largest auto, home, health and life insurance providers, allowing for continued expansion in the insurance vertical.
Human Capital
Our people are vital to our success in the digital marketing services industry. As a human-capital business, the long-term success of our firm depends on our people. We strive to make our employees feel as though they are a number one priority before other interests of the Company. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our associates.

We strive to attract individuals who are people-focused and share our values. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles. To that end, we have strong relationships with a variety of industry associations that represent diverse professionals and with diversity groups on university and college campuses where we recruit.

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective associates. We also offer our associates the opportunity to participate in a variety of professional and leadership development programs. Our program includes a variety of industry, product, technical, professional, business development, and leadership trainings.

We seek to retain our associates by using their feedback to create and continually enhance programs that support their needs. We have formal annual goal setting and performance review processes for our employees. We have a values-based culture, an important factor in retaining our associates, which is memorialized in a culture “blueprint” that is communicated to all associates. Our training to share and communicate our culture to all associates plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We have recently renewed our commitment to ensuring that all our associates feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of clients, their careers, our firm and our communities.

We take a proactive approach to philanthropy and driving meaningful change in the world, holding ourselves accountable to leading by example. On an individual level, we provide paid time-off opportunities for volunteering or donating to a cause that matters to each person. On a corporate level, we follow our carbon negative promise, and have ongoing Charity Mile Challenges, whereby each person gains charitable contributions through activities. We monitor and evaluate various turnover and attrition metrics throughout our management teams. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.

Since our technologies can be securely accessed remotely, during the ongoing COVID-19 pandemic, we transitioned to a fully remote workforce. Ongoing feedback from employee surveys indicate that our talent has embraced, and prefers to continue, working in a remote environment. We have prioritized virtual communications, wellness programs, and work-life balance adaptation that has increased engagement and supports our trust-first mentality. Recognizing safety as a priority, once safe to return, our people will have the opportunity to work at our headquarters.

The Company is headquartered in Clearwater, Florida with nearly 400 employees as of December 31, 2020 .
Disaggregation of Revenue
The Company has three material revenue streams, which represents disaggregation of services for: (1) customer acquisition, (2) managed services and (3) software services (“SaaS”).

•Customer acquisition - The process of identifying and cultivating potential customers (also known as near customers or leads) for customer’s business products or services through impressions, clicks and direct messaging (email, sms and push) based on predefined qualifying characteristics specified by the customer. Revenue is earned based on the cost per action (“CPA”) defined within the executed insertion order (“IO”) and/or agreed to with the customer.
•Managed Services - The management of a customer’s marketing spend and performance, through the utilization of proprietary software delivery platform. Revenue in certain cases, is earned based on a percentage (%) of the customer’s total media spend, which is recognized as a net revenue, while other revenue is recognized on a gross basis.
•Software Services (“SaaS”) - The application of propriety performance marketing software, which tracks lead counts, sources and channels, pricing and overall spend for each client. The software allows online real-time management of marketing activities and spend to attract potential applicants, sourced through various digital online methods. Revenue is earned by licensing the software to customers under a Software Services (“SaaS”) based contract.
Segments Revenue
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
Revenue is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods and services. Upon satisfaction of the associated performance obligation, the Company recognizes revenue.
Industry Overview
The Company operates as a digital performance marketing engine for companies across numerous industries, including insurance, consumer finance, e-commerce, home services, brand performance, health and wellness and education & career placements. We also operate in managed services that provide better access and control over the advertising spend of our customers, including marketing automation and SaaS. The vertical agnostic brand direct solutions approach allows the number of verticals we serve to expand the Total Addressable Market (“TAM”), and the balance of business across these industries protects our revenue stream from unpredictable market shifts, which we believe, in comparison, is a significant risk faced by vertical-specific, marketplace only companies.
Business Strategies
The Company is a premier digital performance-based marketing company offering a diversified customer leads and software delivery platform that drives high value, high intent leads to our customers. We are a major contributor to the structural shift from traditional media to the online and digital arena currently ongoing in the advertising industry. Through our cutting-edge technologies and multi-faceted platforms, the Company enables advertising customers to more closely track, monitor and adjust marketing campaigns based on their return on investment.
Competition
The Company is a brand-direct solutions provider that offers a diversified set of advertising and customer acquisition solutions to a wide variety of industries, most comparable to adtech firms such as The TradeDesk, Inc. (NASDAQ:TTD) and LiveRamp Holdings, Inc. (NYSE: RAMP). As a complement to our industry-agnostic offerings, the Company has also developed marketplace solutions that are more vertically oriented to key markets such as insurance, finance, education, health and wellness, which are most comparable to marketplaces offered by EverQuote, Inc. (NASDAQ: EVER), SelectQuote, Inc. (NYSE: SLQT), LendingTree, Inc. (NASDAQ: TREE), QuinStreet, Inc. (NASDAQ: QNST), CarGurus, Inc. (NASDAQ: CARG), and eHealth, Inc. (NASDAQ: EHTH) but with less risk exposure to a single industry.
Customer Concentration
No customer accounted for more than 10% of our total revenues for the years ended December 31, 2020 and 2019, respectively. We market for advertisers on our platform primarily through utilizing impressions, ad clicks, direct messaging to consumers, leads, and email to sales conversions, directly measuring results and providing accountability. Our initial contract terms for Customer acquisition are typically one to three months, Managed services are typically signed for one-month terms with auto-renewal for subsequent period and revenue by licensing the Software to customers under SaaS based contracts, which is typically one-month with auto-renewal for subsequent months. The large majority of our customers pay monthly. Our services are billed on a monthly basis for the services provided in the previous month. Our pricing method reflects the price and quantities for the service provided, which is driven by the volume of customer acquisition, includes access to our direct service, technical support and managed services infrastructure. We generally recognize revenues from our leads, services and software platform ratably over the contractual term of the arrangement. We do not charge third party suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform.
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
Macroeconomic conditions
During 2020, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, could all have an adverse impact on our customers’ costs of services and their demand for our services and our revenues. Any difficulties faced by our customers due to hardships in the economy could cause a reduction in their advertising budgets as they seek to manage expenses in general.
Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.
Our technologies can be securely accessed remotely, which put us in a good position to seamlessly transition to operating our business remotely during the ongoing COVID-19 pandemic. Feedback from employee surveys indicate that our employees have embraced and prefer to continue to work in a remote environment, which caused us to look into a more flexible working environment. During the third quarter in 2020, management analyzed our leases and closed certain office locations and will continue to analyze the Company’s capacity needs into the fourth quarter and beyond.

Available Information
Our website is www.DigitalMediaSolutions.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbol “DMS.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Thomas Bock, Corporate Strategy & Investor Relations at 4800 140th Avenue N., Suite 101, Clearwater, Florida.

Item 1A. Risk Factors.

Summary of Risk Factors

The following summarizes the significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face: Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. We group these risk factors into four categories:

- Risks related to our business:
•changes in client demand for our services and our ability to adapt to such changes;
•we participate in a highly competitive market, and the entry of new competitors in the market;
•the ability to maintain and attract consumers and advertiser in the face of changing economic or competitive conditions;
•dependence on search engines, display advertising, social media, email, and content-based online advertising and other online sources to attract consumers;

•if our messages are not delivered and accepted or are routed by messaging providers less favorably than other messages, or if our sites are not accessible or treated disadvantageously by internet service providers;
•the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers;
•the performance of DMS technology infrastructure;
•the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the recent Aimtell/PushPros acquisition;
•our substantial levels of indebtedness, and maintaining covenants under the credit facilities;
•litigation could distract management, increase our expenses or subject us to material money damages and other remedies; and
•dependence on key personnel to operate our business, and our management team has limited experience managing a public company.

–Risks related to intellectual property:
•the ability to protect DMS intellectual property rights; and
•we may face litigation and liability due to claims of infringement of third-party intellectual property rights.

–Risks related to government regulation:
•our businesses are heavily regulated, and are subject to a variety of international, federal, state, and local laws;
•Federal, state and international laws regulating telephone and messaging marketing practices impose certain obligations on advertisers, which could reduce our ability to expand our business and
•changes in applicable laws or regulations and the ability to maintain compliance.

–Risks related to our capital stock and warrants and other business risks:
•we are a holding company and our only material asset is our indirect interest in DMS, and we are accordingly dependent upon DMS distributions;
•we are required under the Tax Receivable Agreement to make payments to the Majority Shareholders (as defined below) in respect of certain tax benefits and certain refunds of pre-Closing taxes of DMS and Blocker Corp, and such payments may be substantial;
•the ability to improve and maintain adequate internal controls over financial and management systems;
•our large shareholders have significant influence over us; and
•volatility in the trading price on NYSE of our common stock and warrants.

Risks Related to Our Business

Our business is dependent on our relationships with advertisers with few long-term contractual commitments. If advertisers stop purchasing consumer engagement or referrals from us, decrease the amount they are willing to spend per engagement or referral, or if we are unable to establish and maintain new relationships with advertisers, our business, results of operations and financial condition could be materially adversely affected.

A substantial majority of our revenue is derived from sales of consumer engagements in the forms of referrals to our advertisers clients. Our relationships with advertisers are dependent on our ability to deliver quality engagements and referrals in the form of clicks, leads, calls and customers at attractive volumes and prices. If advertisers are not able to acquire their preferred engagements and referrals in our marketplaces and through our brand direct solutions, they may stop buying engagements and referrals from us or may decrease the amount they are willing to spend for engagements and referrals. Our agreements with advertisers are almost entirely short-term agreements, and advertisers can stop participating in our marketplaces and through our brand direct solutions at any time with no notice. As a result, we cannot guarantee that advertisers will continue to work with us or, if they do, the number of engagements and referrals they will purchase from us, the price they will pay per engagements and referral or their total spend with us. In addition, we may not be able to attract new advertisers to our marketplaces and our brand direct solutions or increase the amount of revenue we earn from advertisers over time.

If we are unable to maintain existing relationships with advertisers in our marketplaces and through our brand direct solutions or unable to add new advertisers, we may be unable to offer our consumers the experience they expect. This deficiency could reduce consumers’ confidence in our services, making us less popular with consumers. As a result, consumers could cease to use us or use us at a decreasing rate.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites, marketplaces, or through our brand direct solutions and if we are unable to cost-effectively attract consumers and convert them into sales for our advertisers, our business and financial results may be harmed.

Our success depends on our ability to attract online consumers to our websites, marketplaces or through our brand direct solutions and convert those consumers into sales for our advertisers. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement and, separately, organic searches that depend upon the content on our sites.

Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of sales generated by consumer traffic varies and can decline from to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer sales.

We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, or if we are unable to effectively convert visits into consumer sales, our business, financial condition and results of operations could be materially adversely affected.

We compete with other media for advertising spend from our advertisers, and if we are unable to maintain or increase our share of the advertising spend of our advertisers, our business could be harmed.

We compete for advertising spend with traditional offline media such as television, billboards, radio, magazines and newspapers, as well as online sources such as websites, social media and websites dedicated to providing information comparable to that provided in our websites, marketplaces and through our brand direct solutions. Our ability to attract and retain advertisers, and to generate advertising revenue from them, depends on a number of factors, including:

•the ability of our advertisers to earn an attractive return on investment from their spending with us;
•our ability to increase the number of consumers using our marketplaces and brand direct solutions;
•our ability to compete effectively with other media for advertising spending; and
•our ability to keep pace with changes in technology and the practices and offerings of our competitors.

We may not succeed in retaining or capturing a greater share of our advertisers’ advertising spending compared to alternative channels. If our current advertisers reduce or end their advertising spending with us and we are unable to increase the spending of our other advertisers or attract new advertisers, our revenue and business and financial results would be materially adversely affected.

In addition, advertising spend remains concentrated in traditional offline media channels. Some of our current or potential advertisers have little or no experience using the internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the internet. The adoption of online marketing may require a cultural shift among advertisers as well as their acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. This shift may not happen at all or at the rate we expect, in which case our business could suffer. Furthermore, we cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

If consumers do not find value in our services or do not like the consumer experience on our platform, the number of engagement or referrals in our marketplaces and through our brand direct solutions may decline, and our business, results of operations and financial condition could be materially adversely affected.

If we fail to provide a compelling experience to our consumers through our web platforms (i.e., our desktop and mobile experiences which include both tablets and phones), the number of consumer engagements or referrals purchased from us will decline, and advertisers may terminate their relationships with us or reduce their spending with us. If advertisers stop offering products in our marketplaces and through our brand direct solutions, we may not be able to maintain and grow our consumer traffic, which may cause other advertisers to stop using our marketplaces and our brand direct solutions. We believe that our ability to provide a compelling web platform experience is subject to a number of factors, including:

•our ability to maintain marketplaces and brand direct solutions for consumers and advertisers that efficiently captures user intent and effectively delivers relevant information to each individual consumer;
•our ability to continue to innovate and improve our marketplaces and our brand direct solutions;
•our ability to launch new vertical offerings that are effective and have a high degree of consumer and advertiser engagement;
•our ability to maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and
•our ability to access a sufficient amount of data to enable us to provide relevant information to consumers. If the use of our marketplaces and brand direct solutions declines or does not continue to grow, our business and operating results would be harmed.

We rely on the data provided to us by consumers and advertisers to improve our product and service offerings, and if we are unable to maintain or grow such data we may be unable to provide consumers with an experience that is relevant, efficient and effective, which could adversely affect our business.

Our business relies on the data provided to us by consumers and advertisers using our marketplaces brand direct solutions. The large amount of information we use in operating our marketplaces and brand direct solutions is critical to the web platform experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and advertisers using our marketplaces and our brand direct solutions may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative experience for consumers using our marketplaces and our brand direct solutions and could materially adversely affect our business and financial results.

If our emails are not delivered and accepted or are routed by email providers less favorably than other emails, or if our sites are not accessible or treated disadvantageously by internet service providers, our business may be substantially harmed.

If email providers or internet service providers, or ISPs, implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

Advertisers who use our marketplaces and brand direct solutions can offer products and services outside of our marketplaces and brand direct solutions or obtain similar services from our competitors.

Because generally we do not have exclusive relationships with advertisers, consumers may purchase products from them without having to use our marketplaces and brand direct solutions. Advertisers can attract consumers directly through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Advertisers also may offer information to prospective customers online directly, through one or more online competitors of our business, or both. If our advertisers determine to compete directly with us or choose to favor one or more of our competitors, they could cease providing us with information and terminate any direct interactions we have with their online workflows, customer relationship management systems and internal platforms, which would reduce the breadth of the information available to us and could put us at a competitive disadvantage against their direct marketing efforts or our competitors that retain such access. If consumers seek products directly from advertisers or through our competitors, or if advertisers cease providing us with access to their systems or information, the number of consumers searching for products on our marketplaces and through our brand direct solutions may decline, and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.

Our success depends on our continued innovation to provide product and service offerings that make our marketplaces, brand direct solutions and websites useful for consumers. These new offerings must be widely adopted by consumers in order for us to continue to attract advertisers to our marketplaces and brand direct solutions. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our marketplaces and brand direct solutions and their related product and service offerings and effectively incorporate new internet technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.

Without innovative marketplaces and brand direct solutions and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain advertisers who want to participate in our marketplaces and through our brand direct solutions, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the home and auto insurance, consumer finance, education home services and health and wellness markets, we will need to penetrate additional vertical markets, such as health insurance, life insurance and charitable giving / nonprofits, in order to achieve our long-term growth goals. Our success in the home and auto insurance, consumer finance, education home services and health and wellness markets depend on our deep understanding of these industries. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

If we fail to build and maintain our brand, our ability to expand the use of our marketplaces and brand direct solutions by consumers and advertisers may be adversely affected.

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal. A failure by us to build our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive our marketplaces and brand direct solutions as a better web platform experience, our reputation and the strength of our brand may be adversely affected.

Some of our competitors have more resources than we do and can spend more advertising their brands and services. As a result, we are required to spend considerable money and other resources to create brand awareness and build our reputation. Should the need or competition for top-of-mind awareness and brand preference increase, we may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence and participation in our marketplaces and brand direct solutions and could adversely affect our reputation and business. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

Our marketing efforts may not be successful.

We currently rely on performance marketing channels that must deliver on metrics that are selected by our advertisers and are subject to change at any time. We are unable to control how our advertisers evaluate our performance. Certain of these metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our business. In addition, the metrics we provide may differ from estimates published by third parties or from similar metrics of our competitors due to differences in methodology. If our advertisers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could adversely affect our online marketing efforts and business.

If we fail to manage future growth effectively, our business could be materially adversely affected.

We have at times experienced rapid growth and anticipate further growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business.

Failure to increase our revenue or reduce our sales and marketing expense as a percentage of revenue would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide information and services designed to help consumers shop for products comparable to those offered through our websites, marketplaces and through our brand direct solutions and to enable advertisers to reach these consumers. Our competitors offer various products and services that compete with us. Some of these competitors include: companies that operate, or could develop, insurance search websites, consumer finance search websites, educational / career enhancement search websites, home services search websites, and other comparison search type websites in the verticals in which we compete with marketplace and brand direct solutions; media sites, including websites dedicated to providing multiple quote insurance information and financial services information generally; internet search engines; and individual insurance providers, including through the operation of their own websites, physical storefront operations and broker arrangements. We compete with these and other companies for a share of advertisers’ overall budget for online and offline media marketing and referral spend. To the extent that advertisers view alternative marketing and media strategies to be superior to our marketplaces and brand direct solutions, we may not be able to maintain or grow the number of advertisers using, and advertising on, our marketplaces and through our brand direct solutions, and our business and financial results may be harmed.

We also expect that new competitors will enter the industries in which we operate with competing marketplaces and brand direct solutions, products and services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to maintain or expand the number of consumers and advertisers using our marketplaces and brand direct solutions. Our competitors also may develop and market new technologies that render our marketplaces and brand direct solutions less competitive, unmarketable or obsolete. In addition, if our competitors develop marketplaces and brand direct solutions with similar or superior functionality to ours, and our web traffic declines, we may need to decrease our consumer engagement and referral and advertising fees. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be adversely affected.

Our existing and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their marketplaces and brand direct solutions, products and services. In addition, they may have more extensive industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can. In addition, to the extent that any of our competitors have existing relationships with advertisers for marketing or data analytics solutions, those advertisers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplaces and brand direct solutions and related products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business and financial results.

Advertisers on our marketplaces and through our brand direct solutions may not provide competitive levels of service to consumers, which could materially adversely affect our brand and business and our ability to attract consumers.

Our ability to provide consumers with a high-quality and compelling web platform experience depends, in part, on consumers receiving competitive prices, convenience, customer service and responsiveness from advertisers with whom they are matched on our marketplaces and through our brand direct solutions. If these providers do not meet or exceed consumer expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brand may be harmed, our ability to attract consumers to our marketplaces and brand direct solutions may be limited and the number of consumers matched through our marketplaces and brand direct solutions may decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to maintain and improve the technology infrastructure necessary to send marketing messages, which include emails, SMS and push notifications and operate our websites, and any significant disruption in service on our email network infrastructure or websites could result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract consumers and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We use messages to attract consumers to our marketplaces and brand direct solutions. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As our user base and the amount of information shared on our websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on our infrastructure and services to handle the traffic on our websites and to help shorten the length of or prevent system interruptions. The operation of these systems is expensive and complex and we could experience operational failures. Interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software, architecture flaws or performance defects in our proprietary technology or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent consumers from accessing our services. Such interruptions also could result in third-parties accessing our confidential and proprietary information, including our intellectual property or consumer information. Problems with the reliability or security of our systems could harm our reputation, our ability to protect our confidential and proprietary information, result in a loss of users of our marketplaces and brand direct solutions or result in additional costs. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems or a significant search engine, we could lose current and potential consumers, which could harm our operating results and financial condition.

Substantially all of the communications, network and computer hardware used to operate our websites are located in the United States in Amazon Web Services data centers and other colocation hosting providers. Although we believe our systems are fully redundant, there may be exceptions for certain hardware. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Problems faced by our third-party web hosting providers could adversely affect the experience of users of our marketplaces and through our brand direct solutions. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have adverse effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions or other performance or reliability problems with our network operations could cause interruptions in access to our marketplaces and brand direct solutions as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results and financial condition. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A portion of our revenue is attributable to visitors originating from advertising placements that we purchase on third-party websites. In some instances, website publishers may change the advertising inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content. If a website publisher decides not to make advertising inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of website publishers could eventually lead to a concentration of desirable inventory on a small number of websites or networks, which could limit the supply of inventory available to us or increase the price of inventory to us. If any of the foregoing occurs, our revenue could decline or our operating costs may increase.

If we are unable to successfully respond to changes in the market, our business could be harmed.

While our business has grown rapidly as consumers and advertisers have increasingly accessed our marketplaces and brand direct solutions, we expect that our business will evolve in ways that may be difficult to predict. For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the continued growth of our revenue will require more focus on developing new product and service offerings for consumers and advertisers, expanding our marketplaces and brand direct solutions into new international markets and new industries to attract new advertisers, and increasing our customer engagement and referral and advertising fees. It is also possible that consumers and advertisers could broadly determine that they no longer believe in the efficiency and effectiveness of our marketplaces and brand direct solutions. Our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially adversely affected.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and advertisers using our marketplaces and brand direct solutions and the size and seasonal variability of the marketing budgets of our advertisers. In addition, our advertisers’ industries are each subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Unfavorable global economic conditions, including as a result of health and safety concerns related to the coronavirus outbreak, could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current coronavirus (COVID-19) outbreak. The most recent global financial crisis caused by the coronavirus outbreak has resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our marketplaces and brand direct solutions and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. While we do not anticipate any material impact to our business operations as a result of the coronavirus outbreak, in the event of a major disruption caused by the coronavirus outbreak, we may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. We are also unsure what actions our advertisers and other partners may take in response to the coronavirus outbreak. For example, to the extent our advertisers shift their workforces from offices to remote locations, we may see a decrease in demand while they relocate these operations. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

We have taken temporary precautionary measures intended to help minimize the risk of the coronavirus outbreak to our employees, our advertisers and the communities in which we participate, which could negatively impact our business. To this end, we have implemented mandatory closures of certain of our offices, encouraged all of our employees to telework, banned non-critical business travel, implemented a Coronavirus Communications Plan setting forth both internal and external communications strategies, implemented a 90-day furlough of 20% of the salaries of all of our employees at or above the director level, with such furloughed salaries to be repaid at a future date with a 5% bonus (subject to the satisfaction of certain conditions) and negotiated rent abatements at several of our leased locations for the months of April, May and June 2020. Our employees travel frequently to establish and maintain relationships with our advertisers and other partners. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and limitations on doing business in-person could negatively impact our marketing and business development efforts, slow down our recruiting efforts or create operational or other challenges, any of which could harm our business, financial condition and results of operations.

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of an advertiser agreement, making it difficult to project when, if at all, we will obtain new advertisers and when we will generate revenue from those advertisers.

Our sales cycle, from initial contact to contract execution and implementation can take significant time. Our sales efforts involve educating our advertisers about the use, technical capabilities and benefits of our marketplaces and brand direct solutions. Some of our advertisers undertake an evaluation process that frequently involves not only our marketplaces and brand direct solutions but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new advertisers and begin generating revenue from these new advertisers. Even if our sales efforts result in obtaining a new advertiser, under our usage-based pricing model, the advertiser controls when and to what extent it uses our marketplaces and brand direct solutions. As a result, we may not be able to add advertisers, or generate revenue, as quickly as we may expect, which could harm our revenue growth rates.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Our revenue grew from $67 million in 2017 to $138 million in 2018 to $238 million in 2019 to $333 million in 2020, increases of 106%, 73% and 40%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

•increase the number of consumers using our marketplaces and brand direct solutions;
•maintain and expand the number of advertisers that use our marketplaces and brand direct solutions or our revenue per provider;
•further improve the quality of our marketplaces and brand direct solutions, and introduce high-quality new products;
•increase the number of shoppers acquired by advertisers on our marketplaces and brand direct solutions;
•timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our advertisers;
•maintain brand recognition and effectively leverage our brand; and
•attract and retain management and other skilled personnel for our business. Our revenue growth rates may also be limited if we are unable to achieve high market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

We collect, process, store, share, disclose and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of our marketplaces and brand direct solutions involves the storage and transmission of consumers’ information, including personal information, and security breaches could expose us to a risk of loss or exposure of this information which could result in potential liability, litigation and remediation costs, as well as reputational harm, all of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing consumer engagements and referrals. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of the personal information we collect from advertisers.

Like all information systems and technology, our websites and information systems may be subject to computer viruses, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer regularly reports to the Board regarding these matters, we cannot be certain that our efforts will be able to prevent breaches of the security of our information systems and technology. If we experience compromises to our security that result in websites performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers and advertisers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or advertisers to disclose sensitive information in order to gain access to our information or consumers’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could adversely affect our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our marketplaces and brand direct solutions, cause existing advertisers to cancel their contracts or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, results of operations and financial condition. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included viruses and phishing.

There are numerous federal, state and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other rules.

We are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and advertisers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or advertiser information at risk and could in turn harm our reputation, business and operating results. This risk exists both with respect to our vendors and partners (who may employ less rigorous compliance standards than our own) and our clients (who may have expectations on their legal right to freely make use of consumer data which we may provide them).

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to consumer protection and data privacy rights.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data in our marketplaces and brand direct solutions and attempt to imitate our brand or the functionality of our website. If we become aware of such websites, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We are subject to a number of risks related to the credit card and debit card payments we accept from advertisers.

We sometimes accept payments from advertisers through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, financial condition and results of operations.

We currently rely on multiple third-party vendors to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business may be disrupted if these vendors become unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our advertisers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, advertisers and other constituents within our advertisers’ industries as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•regulatory hurdles;
•failure of anticipated benefits to materialize;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, research and development, and sales and marketing functions;
•transition of the acquired company’s consumers and data to our marketplaces and brand direct solutions;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s products or technology;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results in a given period;

•acquisitions targets may participate in markets, jurisdictions and verticals where our lack of experience makes an immediate assessment of, and preparation for, possible risk difficult;
•potential liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions also could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense or impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not be realized.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new product and service offerings or further improve our marketplaces and brand direct solutions and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.

Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.

We may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

We conduct marketing activities, directly and indirectly, via telephone, email and/or through other online and offline marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, the Telephone Consumer Protection Act, or TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws. We are also dependent on our third-party partners to comply with applicable laws. For example, we often depend upon our third-party partners to obtain consent from consumers to receive telemarketing calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

Companies in the internet, technology and media industries are frequently subject to allegations of infringement or other violations of intellectual property rights. We plan to vigorously defend our intellectual property rights and our freedom to operate our business; however, regardless of the merits of the claims, intellectual property claims are often time consuming and extremely expensive to litigate or settle and are likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business or portions of our business. Resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property of third-parties altogether. Many of our contracts require us to provide indemnification against third-party intellectual property infringement claims, which would increase our defense costs and may require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more less effective avenues to prosecuting and defending against legal claims.

Our existing indebtedness, and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2020, we had $11.0 million available for borrowing under our revolving line of credit, and in the future we could incur indebtedness beyond our revolving line of credit.

Borrowing on our revolving line of credit, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents and cash flows from operations. Under our credit agreement with Monroe Capital, our failure to make payments when due, comply with specified covenants, or undergo a Change of Control is an event of default. A Change of Control is deemed to occur under our credit agreement if, among other things, (i) the permitted holders (as defined in the credit agreement to include Clairvest and its affiliates, Joseph Marinucci (our President and Chief Executive Officer) and Fernando Borghese (our Chief Operating Officer)) cease to (A) directly or indirectly own and control at least 50.01% of our equity interests, whether voting or non-voting, and (B) possess the right to elect a majority of our Board and to direct our management, or (ii) either of Messrs. Marinucci or Borghese cease to be employed by us in the roles as Chief Executive Officer and Chief Operating Officer, respectively, other than an event caused by the death or disability of either. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such an event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material adverse effect on our results of operations or financial condition.

In addition, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. Also in 2017, the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, selected the Secured Overnight Financing Rate (“SOFR”) as the rate recommended to replace U.S. dollar LIBOR ("USD LIBOR"). SOFR measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. On December 4, 2020, ICE Benchmark Administration, the administrator of LIBOR, released a consultation disclosing its intent to cease publication of one-week and two-month USD LIBOR after December 31, 2021, but continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. U.S. regulators continue to encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate by December 31, 2021. However, uncertainty remains as many market participants await the development of term SOFR products, i.e., forward-looking rates, and benchmark providers are developing indices that might co-exist with SOFR. If LIBOR ceases to exist, the level of interest payments on the portion of our indebtedness that bears interest at variable rates would be affected, which may materially impact the amount of our interest payments under such debt. Further, if we, the agent or the lenders holding a majority of the outstanding loans or commitments under such indebtedness determine that a LIBOR rate is no longer available, that a specific date has been announced after which a LIBOR rate will no longer be made available, or that syndicated loans are being executed or amended to adopt a replacement rate, then the terms of such indebtedness will allow us and the applicable agent to amend such indebtedness to implement a replacement rate, subject to the negative consent of the lenders holding a majority of the outstanding loans or commitments. Such replacement rate will give due consideration to any evolving or then-existing conventions for similar credit facilities, which may result in different than expected interest payments.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platforms, improve our operating infrastructure, finance working capital requirements, or acquire complementary businesses and technologies. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing credit facility in an amount sufficient to fund our working capital needs. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. We cannot assure you that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specific types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•sell assets or make changes to the nature of our business;
•engage in mergers or acquisitions;
•incur, assume or permit additional indebtedness;
•make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;
•make specified investments;
•engage in transactions with our affiliates; and
•make payments in respect of subordinated debt.

Our obligations under our credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facility.

Risks from third-party products could adversely affect our businesses.

We offer third-party products and we provide marketing services with respect to other products. Certain of these products, by their nature, involve a transfer of risk. If risk is not transferred in the way the customer expects, our reputation may be harmed and we may become a target for litigation. In addition, if these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. During 2020, we moved to working fully remote. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Many of our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. Following the completion of the Business Combination, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition and results of operations could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed

Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property rights.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website and market features, software and functionality or obtain and use information that we consider proprietary.

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third-parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “Digital Media Solutions.” We currently hold the “digitalmediasolutions.com” internet domain name as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. In addition, there is an active market in desirable domain names and our ability to purchase such domains would be subject to market conditions. As a result, we may not be able to acquire or maintain all domain names that use the name Digital Media Solutions.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights.

From time to time, third parties may allege that we have infringed the trademarks, copyrights, patents and other intellectual property rights, including from our competitors or non-practicing entities. Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or require us to stop offering some features, or purchase licenses or modify our products and features while we develop non-infringing substitutes, but such licenses may not be available on terms acceptable to us or at all, which would require us to develop alternative intellectual property.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.
As our business expands, we may be subject to intellectual property claims against us with increasing frequency, scope and magnitude. This may include claims originating with entities who have held the name “Digital Media Solutions” for a substantial period of time. We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages. For example, many of our agreements with advertisers and other partners require us to indemnify these entities against third-party intellectual property infringement claims. Furthermore, such advertisers and partners may discontinue their relationship with us either as a result of injunctions or otherwise. The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Risks Related to Government Regulation

Our businesses are heavily regulated. We are, and may in the future become, subject to a variety of international, federal, state, and local laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Federal Trade Commission Act and employment laws, including those governing wage and hour requirements. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent regulations and laws relating to our business operations.

We assess customer needs, collect customer contact information and provide other product offerings, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States.

This legislation and regulation are generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the advertisers who use our marketplaces and brand direct solutions violate applicable laws and regulations.

Changes in applicable laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, having a material adverse effect on our business, financial condition and results of operations. If there were to be changes to statutory or regulatory requirements, we may be unable to comply fully with or maintain all required licenses and approvals. Regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals. If we do not have all requisite licenses and approvals, or do not comply with applicable statutory and regulatory requirements, the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us, which could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether any proposed legislation or regulatory changes will be adopted, or what impact, if any, such proposals or, if enacted, such laws could have on our business, results of operations and financial condition. If we are alleged to have failed to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to customers. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a finding that we have failed to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition by exposing us to negative publicity and reputational damage or by harming our customer or employee relationships.

In most jurisdictions, regulatory authorities have the power to interpret and amend applicable laws and regulations, and have discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Regulatory statutes are broad in scope and subject to differing interpretation. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from jurisdiction to jurisdiction. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities.

Federal, state and international laws regulating telephone and messaging marketing practices impose certain obligations on advertisers, which could reduce our ability to expand our business.

We, and the advertisers using our marketplaces and brand direct solutions, make telephone calls and send messages to consumers who request information through our marketplaces and through our brand direct solutions. The United States regulates marketing by telephone and messaging, including email, SMS and push messaging. The TCPA prohibits companies from making certain telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and the advertisers who use our marketplaces and brand direct solutions may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails.

Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Alleged failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a sustained increase in litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we or the advertisers who use our marketplaces and brand direct solutions become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.

Changes in the regulation of the internet could adversely affect our business.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the recent repeal in the United States of net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the United States, a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the United States and their international counterparts have self-regulatory guidelines that are subject to periodic updates. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platforms, and otherwise increase our operating and compliance costs.

Changes in data residency and cross-border transfer restrictions may also impact our operations. As the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platforms, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platforms. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our advertisers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platforms, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.

Risks Related to our Capital Stock and Warrants and Other Business Risks

We are a holding company and our only material asset is our indirect interest in DMS, and we are accordingly dependent upon distributions made by DMS and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of equity interests of Blocker Corp (our wholly owned subsidiary). Blocker Corp is a holding company with no material assets other than its ownership of DMS Units. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of DMS and its subsidiaries and the distributions we receive (via Blocker Corp) from DMS. Deterioration in the financial condition, earnings or cash flow of DMS and its subsidiaries for any reason could limit or impair DMS’ ability to pay such distributions. Additionally, to the extent that we need funds and DMS and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or DMS is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

DMS is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of DMS Units (including Blocker Corp). We will include Blocker Corp as a corporate member on our consolidated corporate U.S. federal income tax returns. Accordingly, we will be required to pay income taxes on Blocker Corp’s allocable share of any net taxable income of DMS. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant. The Amended Partnership Agreement requires, and we intend to cause, DMS to make “tax distributions” pro rata to holders of DMS Units (including Blocker Corp) in amounts sufficient for us and Blocker Corp to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, DMS’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which DMS is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering DMS insolvent. If our cash resources are insufficient to pay taxes, meet our obligations under the Tax Receivable Agreement and to fund our other obligations, we may be required to incur additional indebtedness from lenders to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.

Additionally, although DMS generally will not be subject to any entity-level U.S. federal income tax, it may be liable under U.S. federal tax law for adjustments to its tax return, absent an election to the contrary. In the event DMS’ calculations of taxable income are incorrect, its members, including Blocker Corp, may be subject in later years to material liabilities pursuant to this law and its related guidance.

We anticipate that the distributions Blocker Corp will receive from DMS may, in certain periods, exceed our and Blocker Corp’s actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make determinations from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, acquiring (or causing Blocker Corp to acquire) additional newly issued DMS Units from DMS at a per-unit price determined by reference to the market value of the shares of DMS Class A Common Stock at such time (which DMS Units, if acquired by us, are expected to be contributed to Blocker Corp); paying dividends, which may include special dividends, on DMS Class A Common Stock and DMS Class C Common Stock; funding repurchases of DMS Class A Common Stock or DMS Class C Common Stock; or any combination of the foregoing. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on DMS Class A Common Stock or otherwise undertake ameliorative actions between DMS Units and shares of DMS Class A Common Stock and instead, for example, hold such cash balances, holders of DMS Units other than Blocker Corp may benefit from any value attributable to such cash balances as a result of their ownership of shares of DMS Class A Common Stock following an exchange of their DMS Units, notwithstanding that such holders may previously have participated as holders of DMS Units in distributions by DMS that resulted in such excess cash balances. We also expect, if necessary, to undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding DMS Units, to maintain one-for-one parity between DMS Units and shares of DMS Class A Common Stock.

Dividends on DMS Class A Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, DMS is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of DMS (with certain exceptions) exceed the fair value of its assets. DMS’ subsidiaries are generally subject to similar legal limitations on their ability to make distributions to DMS. If DMS does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Under the Tax Receivable Agreement, we are required to make payments to the Majority Shareholders in respect of certain tax benefits and certain refunds of pre-Closing taxes of DMS and Blocker Corp, and such payments may be substantial.

Pursuant to the Amended Partnership Agreement, the Majority Shareholders may redeem their DMS Units from DMS for cash, or, at our option, we may acquire such DMS Units in exchange for cash or shares of DMS Class A Common Stock, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. DMS Units acquired by us are expected to be contributed to Blocker Corp. These redemptions and exchanges are expected to result in increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions of Blocker Corp and therefore reduce the amount of income (or, if applicable, franchise) tax that we and Blocker Corp would otherwise be required to pay in the future had such exchanges never occurred.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, pursuant to which we are required to pay the Majority Shareholders (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that we and Blocker Corp actually realize as a result of (A) certain existing tax attributes of Blocker Corp acquired in the Business Combination, and (B) increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS and certain other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any redemptions of DMS Units or exchanges of DMS Units for cash or shares of DMS Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMS and Blocker Corp received during a taxable year beginning within two (2) years after the Closing. All such payments to the Majority Shareholders are our obligation, and not that of DMS. The actual increase in Blocker Corp’s allocable share of DMS’ tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions and exchanges, the market price of the shares of DMS Class A Common Stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of the recognition of our or Blocker Corp’s taxable income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition.

Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we or Blocker Corp realize or may be accelerated.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we or Blocker Corp determine, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we or Blocker Corp take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us or Blocker Corp are disallowed (for example, due to adjustments resulting from examinations by taxing authorities), the Majority Shareholders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement. Rather, excess payments made to such Majority Shareholders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us or Blocker Corp may not arise for a number of years following the initial time of such payment or, even if a challenge arises earlier, such excess payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our and Blocker Corp’s actual income (or, if applicable, franchise) tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) the Tax Receivable Agreement is rejected in a bankruptcy or similar proceeding, (iii) certain changes of control of us occur (as described in the Tax Receivable Agreement) or (iv) we are more than three months late in making of a payment due under the Tax Receivable Agreement (unless we have insufficient funds to make such payment), our obligations under the Tax Receivable Agreement could accelerate and we could be required to make an immediate lump-sum cash payment to the Majority Shareholders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the Majority Shareholders could be substantial and could exceed the actual tax benefits that we or Blocker Corp realize subsequent to such payment.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income (or, if applicable, franchise) tax savings that we or Blocker Corp realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. Such indebtedness may have a material adverse effect on our financial condition.

If we fail to improve and maintain an effective system of internal control over financial reporting in the future and remediate the identified material weakness, we may not be able to accurately or timely report our financial condition or results of operations , and may adversely affect investor confidence in us and the price of our common stock and warrants.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.

Our platform system applications are complex, multi-faceted and include applications that are highly customized in order to serve and support our advertisers, advertising inventory and data suppliers, as well as support our financial reporting obligations. We regularly make improvements to our platforms to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors will require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. We may not be successful in developing and maintaining effective internal controls, and any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2020, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we did not maintain an effective control environment resulting from a financial statement close process that is not sufficient to ensure our financial reporting requirements under U.S. GAAP are met and that we did not maintain sufficient accounting policies and appropriate contemporaneous documentation of our accounting analyses and conclusions over certain routine and non-routine transactions.

The Company has begun and intends to continue to remediate these material weaknesses by (i) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (ii) continuing to develop and implement formal policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (iii) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements. We estimate that the material weaknesses will be remediated prior to filing our 2021 Annual Report on Form 10-K.

These material weaknesses could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and any annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and warrants. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our common stock listed on NYSE.

Our large shareholders have significant influence over us.

As of December 31, 2020, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, and CEP V Co-Investment Limited Partnership (collectively, “Majority Shareholders”) own approximately 45% of the outstanding DMS Class A Common Stock on an as-redeemed basis, representing approximately 75% of the total outstanding voting interests in the Company’s capital stock. As long as the Majority Shareholders each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of the Board, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

As a “controlled company” within the meaning of NYSE listing standards, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.
We are a “controlled company” within the meaning of NYSE listing standards. Under NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that the board have a nominating and governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that the board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Five of the Company’s seven directors are independent directors, and the Board has an independent compensation committee (in addition to an independent audit committee). However, the Board does not have a nominating and governance committee. Rather, actions with respect to director nominations and corporate governance will be taken by the full board. In addition, for as long as the “controlled company” exemption is available, the Board in the future may not consist of a majority of independent directors and may not have an independent compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

Our ability to be successful will be dependent upon the efforts of key personnel of the Company. The loss of key personnel or the hiring of ineffective personnel after the Business Combination could negatively impact the operations and profitability of the Company.

Our ability to be successful following the Business Combination will be dependent upon the efforts of our key personnel. We cannot assure you that we will be successful in integrating and retaining such key personnel, or in identifying and recruiting additional key individuals we determine may be necessary following the Business Combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2023, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The price of Our Common Stock and Warrants may be volatile.

Our Class A Common Stock and Warrants are listed on the NYSE. The following factors could cause the price of Class A Common Stock and the Warrants in the public market to fluctuate significantly:

•changes in the industries in which the Company and its customers operate;
•variations in its operating performance and the performance of its competitors in general;
•actual or anticipated fluctuations in the Company’s quarterly or annual operating results;
•material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•the public’s reaction to the Company’s press releases, its other public announcements and its filings with the SEC;
•additions and departures of key personnel;
•changes in laws and regulations affecting its business;
•commencement of, or involvement in, litigation involving the Company;
•changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt; and
•the volume of shares of Class A Common Stock or Warrants available for public sale.

Warrants can be exercised for Class A Common Stock, which increases the number of shares eligible for future resale in the public market and results in dilution to our stockholders.

As of the date of this Annual Report, we have Warrants outstanding to purchase up to an aggregate of 13,999,998 shares of Class A Common Stock. We also have the ability to initially issue approximately 11.6 million shares under the 2020 Omnibus Incentive Plan (the “2020 Plan”). We may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•our existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; and
•the market price of our shares of Class A Common Stock may decline.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate office is located in a leased premise at 4800 140th Avenue N. Suite 101, Clearwater, Florida.We lease real property where appropriate to support our business, and we believe our leased properties are not material to our business. In addition, we believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.
Item 3. Legal Proceedings.
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings, either individually or in the aggregate, to which we are a party.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Common Stock

Our Class A Common Stock trades on the New York Stock Exchange (“NYSE”) using the ticker symbol “DMS.” Our common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. As of March 10, 2021, there were 12 holders of record.

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Annual Report.

	Years Ended December 31,
	2020	2019	2018	2017
Net revenue	$332,856	$238,296	$137,681	$66,794
Cost of revenue	234,731	161,575	81,496	35,665
Salaries and related costs	33,386	27,978	22,078	14,191
General and administrative expenses	29,620	19,927	12,104	9,758
Acquisition costs	4,814	19,234	10,388	2,271
Depreciation and amortization	17,954	9,745	5,295	2,145
Other income	—	—	—	(2,311)
Income (loss) from operations	12,351	(163)	6,320	5,075
Interest expense	13,740	10,930	4,614	800
Loss on extinguishment of debt	—	—	303	—
Net income (loss) before income taxes	(1,389)	(11,093)	1,403	4,275
Income tax expense	3,085	137	—	—
Net income (loss)	(4,474)	(11,230)	1,403	4,275
Net loss attributable to non-controlling interest	(2,222)	—	—	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$(2,252)	$(11,230)	$1,403	$4,275

Weighted-average shares outstanding - basic	32,335	N/A	N/A	N/A
Weighted-average shares outstanding - diluted	32,335	N/A	N/A	N/A
Earnings per share attributable to Digital Media Solutions, Inc.:
Basic	$(0.07)	N/A	N/A	N/A
Diluted	$(0.07)	N/A	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report, as well as Item 1. Business of this Annual Report, for an overview of our operations and business environment.
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Years Ended December 31,
	2020	2019
Revenue by type:
Customer acquisition	91.8%	92.6%
Managed services	7.2%	6.1%
Software services	1.0%	1.3%
Total Net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	59.3%	73.3%
Marketplace	46.9%	30.8%
Other	2.8%	2.3%
Corporate and other	(9.0)%	(6.5)%
Total Net revenue	100.0%	100.0%
Salaries and related costs	10.0%	11.7%
General and administrative	8.9%	8.4%
Acquisition costs	1.4%	8.1%
Depreciation and amortization	5.4%	4.1%
Income (loss) from operations	3.7%	(0.1)%
Interest expense	4.1%	4.6%
Net income (loss) before income taxes	(0.4)%	(4.7)%
Income tax expense	0.9%	0.1%
Net income (loss)	(1.3)%	(4.7)%
Net loss attributable to non-controlling interest	(0.7)%	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	(0.7)%	(4.7)%
The following table presents the consolidated results of operations and the change from the prior period (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Net revenue	$332,856	$238,296	$94,560	40%
Cost of revenue	234,731	161,575	73,156	45%
Salaries and related costs	33,386	27,978	5,408	19%
General and administrative	29,620	19,927	9,693	49%
Acquisition costs	4,814	19,234	(14,420)	(75)%
Depreciation and amortization	17,954	9,745	8,209	84%
Income (loss) from operations	12,351	(163)	12,514	(7677)%
Interest expense	13,740	10,930	2,810	26%
Net income (loss) before income taxes	(1,389)	(11,093)	9,704	(87)%
Income tax expense	3,085	137	2,948	—%
Net income (loss)	(4,474)	(11,230)	6,756	(60)%
Net loss attributable to non-controlling interest	(2,222)	—	(2,222)	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	$(2,252)	$(11,230)	$8,978	(80)%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.
The following table presents revenue by type for each segment and the change from the prior period:

	Years Ended December 31,
	2020	2019	$ Change	% Change
Brand Direct
Customer acquisition	$179,681	$162,648	$17,033	10%
Managed services	17,869	12,090	5,779	48%
Total Brand Direct	$197,550	$174,738	$22,812	13%
Marketplace
Customer acquisition	$155,999	$73,398	$82,601	113%
Total Marketplace	$155,999	$73,398	$82,601	113%
Other
Managed services	$6,139	$2,533	$3,606	142%
Software services	3,218	3,064	154	5%
Total Other	$9,357	$5,597	$3,760	67%
Corporate and Other
Customer acquisition	$(30,051)	$(15,437)	$(14,614)	95%
Total Corporate and Other	(30,051)	(15,437)	(14,614)	95%
Total Customer acquisition	305,629	220,609	85,020	39%
Total Managed services	24,008	14,623	9,385	64%
Total Software services	3,218	3,064	154	5%
Total Net revenue	$332,856	$238,296	$94,560	40%
Customer Acquisition Revenue. Customer Acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer. Customer Acquisition revenue for Marketplace increased by $82.6 million, or 113%, during the year ended December 31, 2020, as compared to 2019, primarily due to our successful penetration into the insurance vertical as a result of the acquisition of UE.
Brand Direct. The Brand Direct segment experienced an increase in Customer acquisition revenue of $17.0 million, or 10%, during the year ended December 31, 2020 as compared to 2019. This change was primarily due to growth in our affiliate and performance businesses due to further penetration of existing customers and expansion in the markets, offset by a decrease in sales from our messaging services due to a strategic shift caused by industry disruptions.
Managed Services Revenue. Managed Services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer.
Managed Services revenue experienced an increase of $9.4 million, or 64%, during the year ended December 31, 2020 as compared to 2019, primarily due to the acquisition of SmarterChaos in the third quarter of 2020.
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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the change from prior period:

	Years Ended December 31,
	2020	2019	% Change
Brand Direct	23.0%	25.0%	(8.0)%
Marketplace	30.0%	36.0%	(16.7)%
Other	64.0%	98.0%	(34.7)%
Total gross profit percentage	29.5%	32.2%	(8.4)%
Gross profit for Brand Direct decreased to 23.0% for the year ended December 31, 2020 as compared to 25.0% in 2019. This decrease was primarily due to the reduction in messaging services, which had overall higher margins, and the expansion in the performance ad network at compressed margins.
Gross profit for Marketplace decreased to 30.0% for the year ended December 31, 2020 as compared to 36.0% in 2019, primarily due to the expansion in the insurance business at compressed margins.
Gross profit for Other decreased to 64.0% for the year ended December 31, 2020 as compared to 98.0% in 2019, primarily due to the new revenue mix, which has compressed lower profit margins.
Total gross profit decreased to 29.5% for the year ended December 31, 2020 as compared to 32.2% in 2019. This decrease was primarily due to the expansion of the performance ad network for our affiliate and insurance business, both at compressed margins.
Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $5.4 million, or 19%, for the year ended December 31, 2020 as compared to 2019, primarily driven by the increase in headcount as a result of an expansion of our workforce in the insurance business, as well as an increase in stock-based compensation and commissions due to the increase in revenue. This increase was partially offset by earnout compensation related to a previous acquisition during the year ended December 31, 2019.
Salaries as a percentage of net revenue were 10.0% and 11.7% for the years ended December 31, 2020 and 2019, respectively.
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
General and administrative increased $9.7 million, or 49%, from $19.9 million for the year ended December 31, 2019 to $29.6 million for the year ended December 31, 2020, primarily driven by approximately $1.0 million of lease and other expenses related to certain office closures as well as an overall increase in insurance, audit and other compliance costs related to our new public company status, an increase in legal and professional fees due to compliance related legal activity, and an increase in our bank service charges due to increased merchant activity. These increases were partially offset by a decline in travel and office expenses due to COVID-19 restrictions.
Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes accretion of contingent consideration, acquisition incentive compensation and other transaction related costs.
Acquisition costs decreased by $14.4 million, or 75%, during the year ended December 31, 2020 as compared to 2019. The decrease was primarily due to the acceleration of the earnout of a previous acquisition during the year ended December 31, 2019, partially offset by acquisition costs incurred during year ended December 31, 2020 related to SmarterChaos as well as the Business Combination with Leo and other acquisition activity.
Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.
Depreciation and amortization expense increased $8.2 million, or 84%, during the year ended December 31, 2020 as compared to 2019, primarily driven by the intangible assets acquired with UE with twelve-months comparable amounts during the 2020 period versus two-months in 2019 as well as continued investments in internally developed software, which were placed in service.
Interest expense. Interest expense is related primarily to our debt, which carries a variable interest rate based on the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the Company’s financial institution.

Interest expense was $13.7 million and $10.9 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to the increase in our outstanding debt balance, partially offset by the decrease in the interest rate during the year ended December 31, 2020.

Income tax expense. For the years ended December 31, 2020 and 2019, the Company’s effective income tax rate was (222.15)% and (1.24)% (no income tax expense or benefit in 2019 period), versus the current transition of period, respectively. The blended effective tax rate for the year ended December 31, 2020 was (222.15)%. The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE, a wholly-owned U.S. corporate subsidiary of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result of the foregoing reasons, the Company’s effective tax rate differs materially from the statutory rate.
Non-controlling interest. As a result of the Business Combination, SmarterChaos acquisition and additional shares issued post Business Combination, our non-controlling interest owns approximately 44.8% of the ownership interest of DMSH and we allocate the respective portion of net income or loss to the DMSH Units held by the non-controlling interest. Refer to Note 10. Equity in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for a more detailed discussion on the non-controlling interest and the Business Combination.
NON-GAAP FINANCIAL MEASURES
In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (“GAAP”), this Annual Report includes additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”), including Adjusted Revenue, Adjusted EBITDA, Combined Adjusted EBITDA, Unlevered Free Cash Flow, Adjusted Net Income and Adjusted EPS. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures can be found below. As explained further below, we use these financial measures internally to review the performance of our business units without regard to certain accounting treatments and non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.
Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our underlying operations. Management believes this measure provides useful information because, while the majority of our business is comprised of lead generation contracts which are accounted for on a gross basis, a portion of our agency managed services contracts are accounted for on a net basis. In light of these considerations, management believes that Adjusted Revenue provides useful information regarding operating performance across our business, without regard to the accounting treatment of individual contracts, and allows management to build forecasts on a consistent basis across the business. Management further uses Adjusted Revenue to compare the performance of divisions within the Company against each other and to isolate our core operating performance. Moreover, management expects that over time we will transition all of our services to a principal relationship and as our contracts are either amended or new agreements are executed, this measure will help provide a basis for comparison of our business operations between different periods over time as we transition these services and related accounting for these contracts.
Adjusted Revenue is defined as revenue as reported under GAAP, without regard to netting of costs applicable to revenues earned under contracts that are deemed to be entered into on an agency basis.
The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Year ended December 31, 2020			Year ended December 31, 2019
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$332,856	$7,801	$340,657	$238,296	$7,773	$246,069
Cost of revenue	234,731	7,801	242,532	161,575	7,773	169,348
Gross profit	$98,125	$—	$98,125	$76,721	$—	$76,721
Gross profit margin	29.5%	—%	28.8%	32.2%	—%	31.2%
(1) Includes the gross up for certain Managed services contracts that are presented net of costs under GAAP.

Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion
We use the non-GAAP measures of Adjusted EBITDA and Unlevered Free Cash Flow to assess operating performance. Management believes that these measures provide useful information to investors regarding DMS’s operating performance and its capacity to incur and service debt and fund capital expenditures. DMS believes that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, DMS provides a basis for comparison of our business operations between current, past and future periods by excluding items that DMS does not believe are indicative of our core operating performance. Financial measures that are non-GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, DMS relies primarily on its GAAP results and uses Adjusted EBITDA and Unlevered Free Cash Flow only as a supplement.

Adjusted EBITDA, is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) acquisition costs, (5) other expenses, (6) other non-recurring, infrequent or unusual costs (An item is considered to be non-recurring, infrequent or unusual if it is unlikely that it will recur in the next two years or if a similar charge or gain has not occurred in the preceding two years, in accordance with SEC rules.); (7)) [future estimated cost savings resulting primarily from the reorganization of the W4 Performance Ad Network (“PAN”) within our Brand-Direct segment, including adjustments to headcount during the year ended December 31, 2019, as well as other operational synergies, (8) future estimated UE and SmarterChaos technology synergies and cost savings due to the use of an alternative vendor, (9) future estimated costs savings resulting primarily from reorganization of UE such as staff adjustments, use of lower cost distribution vendors, amongst others, (10 UE EBITDA from January 1, 2019 through October 31, 2019, the date of the acquisition, and (11) uncollectible receivables outside of normal operations.

Unlevered Free Cash Flow is defined as Adjusted EBITDA, less capital expenditures, and Unlevered Free Cash Flow Conversion is defined as Unlevered Free Cash Flow divided by Adjusted EBITDA.

A reconciliation between Adjusted Net Income and Adjusted EPS to Net Income and Earnings Per Share, the most directly comparable GAAP measures, are presented below (In thousands, except per share data):

		Years Ended December 31,
		2020	2019
Net income (loss)		$(4,474)	$(11,230)
Adjustments
Interest expense	Interest expense	13,740	10,930
Income tax expense	Income tax expense	3,085	137
Depreciation and amortization	Depreciation and amortization	17,954	9,745
Acquisition costs (1)	Acquisition costs (1)	4,814	19,234
Other expenses (2)	Other expenses (2)	4,493	1,033
Other non-recurring expenses (3)	Other non-recurring expenses (3)	5,970	3,076
Sub-total before additional adjustments	Adjusted EBITDA	$45,582	$32,925
Additional adjustments
Estimated cost savings (4)	Pro forma cost savings (4)	$1,056	$2,226
Technology synergies (5)	Technology synergies (5)	2,483	3,116
Estimated cost savings (6)	Pro forma cost savings (6)	3,183	4,950
Acquisitions EBITDA (7)	Acquisitions EBITDA (7)	400	9,718
Accounts reserved (8)	Accounts reserved (8)	1,600	—
Adjusted EBITDA	Combined Adjusted EBITDA	$54,304	$52,935
Capital expenditures	Capital expenditures	$10,372	$6,553
Unlevered Free Cash Flow	Unlevered Free Cash Flow	$43,932	$46,382
Unlevered Free Cash Flow Conversion	Unlevered Free Cash Flow Conversion	81%	88%
(1)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(2)Balance includes legal fees associated with acquisitions, stock-based compensation, investor management fees and costs related to philanthropic initiatives.

(3)Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance payments due to company reorganization.
(4)These are estimated cost savings primarily from reorganization of the company.
(5)These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(6)These are annualized estimated cost savings resulting primarily from reorganization of UE and SmarterChaos.com and related entities (“SmarterChaos”).
(7)Includes UE EBITDA from January 1, 2019 to October 31,2019 (UE acquisition date), and SmarterChaos EBITDA from January 1, 2019 to July 16, 2020 (SmarterChaos acquisition date).
(8)This represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations.
A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

		Years Ended December 31,
		2020	2019
Unlevered Free Cash Flow		$43,932	$46,382
Capital expenditures		10,372	6,553
Adjusted EBITDA		54,304	52,935
Accounts reserved (1)	Accounts reserved (1)	1,606	—
Acquisitions EBITDA (2)		400	9,718
Pro forma cost savings (3)		3,183	4,950
Technology synergies (4)		2,483	3,116
Pro forma cost savings (5)		1,056	2,226
Sub-total before additional adjustments		45,582	32,925
Other non-recurring expenses (6)		5,970	3,076
Other expenses (7)		4,493	1,033
Acquisition costs (8)		4,814	19,234
Sub-total before additional adjustments		30,305	9,582
(Gains) losses from sales of assets	(Gains) losses from sales of assets	411	—
Lease restructuring charges		4,203	—
Stock-based compensation	Stock-based compensation	958	—
Provision for bad debt	Provision for bad debt	3,039	1,550
Interest expense		(13,740)	(10,930)
Income tax expense		(3,085)	(137)
Net change of contingent consideration		(1,000)	(2,063)
Amortization of debt issuance costs		936	629
Deferred income taxes	Deferred income taxes	(479)	—
Change in income tax receivable and payable		1,138	—
Change in accounts receivable, net		(14,409)	(1,343)
Change in prepaid expenses and other current assets		(630)	(776)
Change in accounts payable and accrued expenses		8,742	(5,662)
Change in other liabilities		622	(405)
Net cash provided by (used in) operating activities		$17,011	$(9,555)
______________
(1)This represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations.
(2)Includes UE EBITDA from January 1, 2019 to October 31,2019 (UE acquisition date), and SmarterChaos EBITDA from January 1, 2019 to July 16, 2020 (SmarterChaos acquisition date).
(3)These are annualized estimated cost savings resulting primarily from reorganization of UE and SmarterChaos.com and related entities (“SmarterChaos”).
(4)These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(5)These are estimated cost savings primarily from reorganization of the company.
(6)Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance payments due to company reorganization.
(7)Balance includes legal fees associated with acquisitions, stock-based compensation, investor management fees and costs related to philanthropic initiatives.

(8)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.

Adjusted Net Income and Adjusted EPS:
We use the non-GAAP measures Adjusted Net Income and Adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define Adjusted Net Income (Loss) as net loss attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the Business Combination, acquisition-related costs, equity based compensation and lease restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC ("DMSH LLC") (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock of Digital Media Solutions, Inc. on a one-to-one basis. We define adjusted pro forma net loss per share as adjusted pro forma net loss divided by the weighted-average shares of Class A common stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Numerator:
Net income (loss)	$(5,187)	$(4,474)
Less: Net loss attributable to DMSH prior to the Business Combination	—	(1,345)
Less: Net income attributable to non-controlling interests subsequent to the Business Combination	(1,798)	(877)
Net income attributable to DMS Inc.	$(3,389)	$(2,252)
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	32,369	32,335

Earnings per share of Class A Common Stock - basic and diluted	$(0.10)	$(0.07)

	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Numerator:
Net income (loss) attributable to Digital Media Solutions, Inc.;	$(3,389)	$(2,252)
Add adjustments to net income (loss):
Acquisition and related costs	708	1,658
Lease restructuring charges	3,171	4,157
Business combination expenses	785	3,157
Accounts reserved	1,606	1,606
Equity based compensation	958	958
	7,228	11,536
Net income tax benefit (expense) based on conversion of units	110	175
Adjusted net income (loss)	$3,949	$9,459
Denominator:
Weighted-average shares outstanding - basic and diluted
Class A common stock	32,369	32,335
Weighted-average LLC Units of Digital Media Solutions Holdings, LLC that are convertible into Class A common stock	26,306	26,306
	58,675	58,641
Adjusted EPS	$0.07	$0.16

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	December 31,
	2020	2019	$ Change	% Change
Cash	$31,397	$3,008	$28,389	944%
Availability under revolving credit facility	$11,000	$—	$11,000
Total Debt	$201,558	$205,198	$(3,640)	(2)%
Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. We generate sufficient cash flows for working capital and expect to do so for the foreseeable future.
Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and interest expense as well as distribution payments. During the year ended December 31, 2020, we increased the capacity on our revolving commitment and borrowed the remaining availability as a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic.
Our Unlevered Free Cash Flow conversion rate was 81% and 88% for the years ended December 31, 2020 and 2019, respectively. The decline was due to non-recurring investments in capital expenditures as a result of the consolidation of our software development platforms.
On July 15, 2020, the Company completed its Business Combination with Leo, and in accordance with the terms of the Business Combination Agreement, DMS received $40.0 million in cash and paid $10.0 million on the Monroe Facility.
Cash flows from operating activities
Net cash provided by operating activities was $17.0 million for the year ended December 31, 2020 as compared to $9.6 million used in the year ended December 31, 2019. The increase is primarily due to the acquisition of UE as well as the payout of earnout compensation related to a previous acquisition during the year ended December 31, 2019.
Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2020 decreased by $50.0 million, or 79% to $13.2 million from $63.2 million for the year ended December 31, 2019 primarily due to the acquisition of UE in 2019 being significantly larger in cash investment than the acquisition of SmarterChaos in 2020, net of the increased investments in internal developed costs.
Cash flows from financing activities
Net cash provided by financing activities for the year ended December 31, 2020 was $24.5 million, reflecting a decrease of $46.6 million, or 66%, as compared to $71.1 million for the year ended December 31, 2019. The decrease in inflows from financing is primarily due to new long term debt issued in 2020, and the net proceeds from the Business Combination.
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
CONTRACTUAL OBLIGATIONS
The following table presents our expected future contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Monroe Credit Facility (1)	$202,777	$6,893	$195,884	$—	$—
Notes payable- insurance premium	$1,074	$1,074	$—	$—	$—
Operating leases (2)	$7,269	$1,815	$5,050	$404	$—
Purchase obligations (3)	$10,932	$5,200	$5,690	$42	$—
Total	$222,052	$14,982	$206,624	$446	$—
(1) Our credit facility matures July 2023. Our interest rate as of December 31, 2019 was used to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.
(2) Management analyzed our current leases due to the COVID-19 economic environment and recorded a reserve of approximately $4.2 million as a result of the cease of use of certain leased properties, which was included in General and administrative expenses in the consolidated statements of operations during the year ended December 31, 2020.
(3) Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms.

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
We believe that the accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements included in this Annual Report.
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 1. Financial Statements of this Annual Report, for further information on our critical and other significant accounting policies.
Revenue recognition
The Company derives revenue primarily through the delivery of various types of services, including: customer acquisition, managed services and software services. Effective January 1, 2019, the Company adopted the new revenue recognition standard using the modified retrospective method. The adoption of this new standard did not have a material impact on the measurement, recognition and disclosure of revenue in the Company’s consolidated financial statements.
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
The Company’s standard payment terms are typically 30 days. The Company does not have any significant financing arrangements with customers.
If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are recorded as a contract liability (i.e., deferred revenue) on the consolidated balance sheets.

The Company elected to use the practical expedient which allows the Company to record costs to obtain a contract (i.e., sales commissions) as expense as incurred when the amortization period would have been one year or less. Costs to fulfill a contract, including nominal configuration costs, are not material.
The Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
Customer acquisition
The Company’s performance obligation for Customer acquisition contracts is to deliver an unspecified number of potential customers or leads (i.e., number of clicks, emails, calls and applications) to the customer in real-time, on a daily basis as the leads are generated, based on predefined qualifying characteristics specified by our customer. The contracts generally have a one-month term and the Company has an enforceable right to payment for all leads delivered to the customer. The Company’s customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. The Company recognizes revenue as the performance obligations are satisfied over time.
When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the corresponding amounts are recorded as unbilled revenue (i.e., contract assets) within Accounts receivable, net on the consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.
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
The Company enters into agreements with internet search companies, third-party publishers and/or strategic partners to generate customer acquisition services for their Managed service customers. The Company receives a fee from its customers and separately pays a fee to the internet search companies, third-party publishers and/or strategic partners. The third-party supplier is primarily responsible for the performance and deliverable to the customer, and the Company solely arranges for the third-party supplier to provide services to the customer. Therefore, in certain cases, the Company acts as the agent and the net fees earned by the Company are recorded as revenue, with no associated costs of revenue attributable to the Company.
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
Software development costs
Costs for software developed for internal use are capitalized during the preliminary stage and post-implementation stages and any research and maintenance costs are expensed as incurred. Costs incurred in the application development stage are capitalized when the internal use software is placed in service, and amortized over the estimated economic life of the software from the date of implementation.
The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, estimated economic life. Capitalized software development costs are amortized over an estimated useful life of three years.
Contingent consideration
The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. If the contingent consideration is payable in cash, the Company classifies its contingent consideration as a liability. Contingent consideration payments related to acquisitions are measured at fair value at each reporting period using Level 3 unobservable inputs. The Company’s estimates of fair value are based upon projected cash flow, estimated volatility and other inputs but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in income from operations in the consolidated statements of operations.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates.
As of December 31, 2020, and 2019 we had $229.0 million and $221.5 million outstanding under our Monroe Facility, which had an effective interest rate of 5.2% and 6.8% for the year ended December 31, 2020 and 2019, respectively.
The effective interest rate was in a variable rate range between 5.2% and 6.9%, equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender. Refer to Note 7. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further details on our debt.
LIBOR is expected to be discontinued after 2021. The expected discontinuation of LIBOR will require borrowers to transition from LIBOR to an alternative benchmark interest rate. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. We do not currently have material contracts, with the exception of the above-mentioned items, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A
Item 8. Financial Statements and Supplementary Data.
Our financial statements for the fiscal years ended December 31, 2020 and 2019, and the reports thereon of the independent registered public accounting firms are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Digital Media Solutions, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Media Solutions, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2020.
Tampa, Florida
March 16, 2021

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,397	$3,008
Accounts receivable, net of allowances of $3,121 and $941, respectively	42,085	30,137
Prepaid and other current assets	2,943	2,217
Income tax receivable	474	—
Total current assets	76,899	35,362
Property and equipment, net	15,016	8,728
Goodwill	44,904	41,826
Intangible assets, net	46,447	57,935
Deferred tax assets	18,948	—
Other assets	206	254
Total assets	$202,420	$144,105
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$37,191	$24,160
Accrued expenses and other current liabilities	9,886	10,839
Current portion of long-term debt and notes payable	7,967	4,150
Income tax payable	1,413	—
Short-term Tax Receivable Agreement liability	510	—
Contingent consideration payable	—	1,000
Total current liabilities	56,967	40,149
Commitments and contingencies (Note 13)
Long-term debt	193,591	201,048
Long-term Tax Receivable Agreement liability	15,760	—
Deferred tax liability	7,024	8,675
Other non-current liabilities	2,683	491
Total liabilities	276,025	250,363
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019.	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 32,393 issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	3	—
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,999 issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	3	—
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	(40,901)	—
Retained earnings	1,953	—
Total stockholders' deficit	(38,942)	—
Non-controlling interest	(34,663)	—
Member deficit	—	(106,258)
Total deficit	(73,605)	(106,258)
Total liabilities and deficit	$202,420	$144,105
The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Net revenue	$332,856	$238,296
Cost of revenue (exclusive of depreciation and amortization shown separately below)	234,731	161,575
Salaries and related costs	33,386	27,978
General and administrative expenses	29,620	19,927
Acquisition costs	4,814	19,234
Depreciation and amortization	17,954	9,745
Income (loss) from operations	$12,351	$(163)
Interest expense	13,740	10,930
Net income (loss) before income taxes	$(1,389)	$(11,093)
Income tax expense	3,085	137
Net income (loss)	$(4,474)	$(11,230)
Net loss attributable to non-controlling interest	(2,222)	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$(2,252)	$(11,230)

Earnings per share (loss) attributable to Digital Media Solutions, Inc.:
Basic and diluted	$(0.07)	N/A1
Weighted-average shares outstanding - basic and diluted	32,335	N/A
The accompanying notes are an integral part of the consolidated financial statements.
1 Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total Deficit

Balance, December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$(73,403)	$(73,403)
Net loss	—	—	—	—	—	—	—	—	(11,230)	(11,230)
Member distributions	—	—	—	—	—	—	—	—	(21,625)	(21,625)
Balance, December 31, 2019	—	—	—	—	—	—	—	—	(106,258)	(106,258)
Net loss	—	—	—	—	—	(2,252)	(2,252)	(877)	(1,345)	(4,474)
Member distributions	—	—	—	—	—	—	—	8	(170)	(162)
Proceeds and shares issued in the Business Combination and the Conversion (Note 2)	32,294	3	25,857	3	(43,720)	4,205	(39,509)	(34,933)	107,773	33,331
DMSH units issued in SmarterChaos acquisition (Note 8)	—	—	—	—	1,861	—	1,861	1,139	—	3,000
Stock-based compensation	—	—	—	—	958	—	958	—	—	958
Working capital adjustment related to Business Combination (Note 2)	99	—	142	—	—	—	—	—	—	—
Balance, December 31, 2020	32,393	$3	25,999	$3	$(40,901)	$1,953	$(38,942)	$(34,663)	$—	$(73,605)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(4,474)	$(11,230)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,954	9,745
(Gains) losses from sales of assets	411	—
Lease restructuring charges	4,203	—
Stock-based compensation	958	—
Provision for bad debt	3,039	1,550
Payment of contingent consideration	(1,000)	(15,904)
Amortization of debt issuance costs	936	629
Deferred income taxes	(479)	—
Change in operating assets and liabilities, net of effects from the purchase of acquired companies;
Change in income tax receivable and payable	1,138	—
Change in accounts receivable, net	(14,409)	(1,343)
Change in prepaid expenses and other current assets	(630)	(776)
Change in accounts payable and accrued expenses	8,742	(5,662)
Change in contingent consideration payable	—	13,841
Change in other liabilities	622	(405)
Net cash provided by (used in) operating activities	$17,011	$(9,555)
Cash flows from investing activities
Additions to property and equipment	$(10,372)	$(6,533)
Acquisition of businesses, net of cash acquired	(2,799)	(56,620)
Other	10	(7)
Net cash used in investing activities	$(13,161)	$(63,160)
Cash flows from financing activities
Proceeds from Business Combination	29,278	—
Proceeds from issuance of long-term debt and notes payable	2,253	99,000
Payments of long-term debt and notes payable	(5,641)	(2,775)
Proceeds from borrowings on revolving credit facilities	10,000	6,500
Payments of borrowings on revolving credit facilities	(11,000)	(1,500)
Payment of debt issuance costs	(189)	(1,456)
Payment of contingent consideration payable	—	(7,010)
Distributions to members	(162)	(21,625)
Net cash provided by financing activities	$24,539	$71,134
Net change in cash	$28,389	$(1,581)
Cash, beginning of period	3,008	4,589
Cash, end of period	$31,397	$3,008

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$13,255	$10,213
Cash Tax Payments	$3,940	$—
Non-Cash Investing and Financing Transactions:
Issuance of equity for SmarterChaos acquisition	$3,000	$—
Capital expenditures included in accounts payable	$325	$307
The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Annual Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida, with satellite offices throughout the United States and Canada. The Company primarily operates and derives most of its revenues in the United States.
Leo Holdings Corp. (“Leo”) a special purpose acquisition company, was incorporated on November 29, 2017 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On July 15, 2020, Leo consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) and domesticated as a corporation incorporated in the state of Delaware. At the closing of the Business Combination (the “Closing”), Leo acquired the equity in Blocker and a portion of the equity of Digital Media Solutions Holding, LLC (“DMSH”) Blocker became the sole managing member of DMSH, and Leo was renamed Digital Media Solutions, Inc.
The Business Combination was structured as a reverse recapitalization. The historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and earnings (loss) per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.

The Company operates as a performance marketing engine for companies across numerous industries, including consumer finance (mortgage), education (split between non-profit and for-profit), automotive (aftermarket auto warranty, auto insurance), insurance (health, homeowners), home services (home security), brand performance (consumer products), gig, health and wellness, and career (job pursuit). Through its agency business, DMS provides access and control over the advertising spend of clients, and also offers marketing automation software as a service (SaaS) to clients.

The Company has organized its operations into three reportable segments. The Brand Direct reportable segment consists of services delivered against an advertiser’s brand, while the Marketplace reportable segment is made up of services delivered directly against the DMS brand. In the Other reportable segment, services offered by DMS include software services, and digital media services that are managed on behalf of the customer (i.e., Managed services).
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC.
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
The Company consolidates the assets, liabilities and operating results of DMSH and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations, and the non-controlling interests are reported as a separate component of equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the allowance for doubtful accounts, stock-based compensation, fair value of net assets acquired in business combinations, loss contingencies, asset impairments, deferred taxes and amounts associated with the Tax Receivable Agreement related to the Business Combination.
Revenue recognition

The Company derives revenue primarily from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

As part of determining whether a contract exists, probability of collection is assessed on a client-by-client basis at the outset of the contract. Clients are subjected to a credit review process that evaluates the clients’ financial position and the ability and intention to pay. If it is determined from the outset of an arrangement that the client does not have the ability or intention to pay, the Company will conclude that a contract does not exist and will continuously reassess its evaluation until the Company is able to conclude that a contract does exist.

Generally, the Company’s contracts specify the period of time as one month, but in some instances the term may be longer. However, for most of the Company’s contracts with clients, either party can terminate the contract at any time without penalty. Consequently, enforceable rights and obligations only exist on a day-to-day basis, resulting in individual daily contracts during the specified term of the contract or until one party terminates the contract prior to the end of the specified term.
The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified number or an unlimited number of clicks, leads, calls, applications, customers, etc. (hereafter collectively referred to as “marketing results”) to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The Company does not promise to provide any other significant goods or services to its clients.

Transaction price is measured based on the consideration that the Company expects to receive from a contract with a client. The Company’s contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However, because the Company ensures the stated period of its contracts does not generally span multiple reporting periods, the contractual amount within a period is based on the number of marketing results delivered within the period. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required.

If a marketing result delivered to a client does not meet the contractual requirements associated with that marketing result, the Company’s contracts allow for clients to return a marketing result generally within 5-10 days of having received the marketing result. Such returns are factored into the amount billed to the client on a monthly basis and consequently result in a reduction to revenue in the same month the marketing result is delivered. No warranties are offered to the Company’s clients.

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not generally span multiple periods. Taxes collected from clients and remitted to governmental authorities are not included in revenue. The Company elected to use the practical expedient which allows the Company to record sales commissions as expense as incurred when the amortization period would have been one year or less.

The Company bills clients monthly in arrears for the marketing results delivered during the preceding month. The Company’s standard payment terms are 30-60 days. Consequently, the Company does not have significant financing components in its arrangements.

Separately from the agreements the Company has with clients, the Company has agreements with Internet search companies, third-party publishers and strategic partners that we engage with to generate targeted marketing results for its clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. Other than certain of its managed services arrangements, the Company is the principal in the transaction. For the transactions where the Company is the principal, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.
Customer acquisition
The Company’s performance obligation for Customer acquisition contracts is to deliver an unspecified number of potential customers or leads (i.e., number of clicks, emails, calls and applications) to the customer in real-time, on a daily basis as the leads are generated, based on predefined qualifying characteristics specified by our customer. The contracts generally have a one-month term and the Company has an enforceable right to payment for all leads delivered to the customer. The Company’s customers simultaneously receive and consume the benefits provided, as the Company satisfies its performance obligations. The Company recognizes revenue as the performance obligations are satisfied over time.
When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the corresponding amounts are recorded as unbilled revenue (i.e., contract assets) within Accounts receivable, net on the consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.
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
The Company enters into agreements with internet search companies, third-party publishers and/or strategic partners to generate customer acquisition services for their Managed service customers. The Company receives a fee from its customers and separately pays a fee to the internet search companies, third-party publishers and/or strategic partners. The third-party supplier is primarily responsible for the performance and deliverable to the customer, and the Company solely arranges for the third-party supplier to provide services to the customer. Therefore, in certain cases, the Company acts as the agent and the net fees earned by the Company are recorded as revenue, with no associated costs of revenue attributable to the Company.
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
Cost of revenue
Cost of revenue primarily includes media and related costs, which consist of the cost to acquire traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, such as advertising exchanges, and technology costs that enable media acquisition. These media costs are used primarily to drive user traffic to the Company’s and its clients’ media properties. Cost of revenue additionally consists of indirect costs such as data verification, hosting and fulfillment costs. Cost of revenue is presented exclusive of depreciation and amortization expenses, as well as salaries and related costs.
Cash and cash equivalents
The Company considers highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of the purchase to be cash equivalents. The Company’s cash is primarily held as cash deposits with no cash restrictions at retail and commercial banks.
Accounts receivable, net
Accounts receivables are recorded net of the allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on factors including past write-offs and delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $3.1 million and $0.9 million, respectively, and bad debts expense was $3.0 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.
Property and equipment, net
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment consist of computer and office equipment, furniture and fixtures and leasehold improvements, which are depreciated on a straight-line basis over the estimated useful lives of the assets.
Management regularly assesses the carrying value of its long-lived assets to be held and used, including property and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If such events or circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of estimated fair value.
Software development costs

Costs for software developed for internal use are capitalized as intangible assets on the Consolidated Balance Sheets during the preliminary stage and post-implementation stages and any initial research and development and maintenance costs are expensed as incurred. Costs incurred in the application development stage are capitalized when the internal use software is placed in service, and amortized over the estimated economic life of the software from the date of implementation.
The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including estimated economic life. Capitalized software development costs are amortized on a straight line basis over 3 years, an estimated useful life.
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
Finite-lived intangible assets primarily consist of software with related technology, customer relationships, non-competition agreements and brand. These assets are initially capitalized based on fair value, acquisition cost, and fair value, if acquired as part of a business combination. The related costs are subsequently amortized on a straight-line basis over the estimated useful lives of the assets.
The Company tests intangible assets with finite useful lives for impairment when a triggering event occurs, or circumstances change indicating that the fair value of the entity may be below its carrying amount. If no triggering event occurs, further impairment testing is not necessary.
Contingencies
The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. An estimated liability is recorded for those proceedings and claims when the loss from such proceedings and claims becomes probable and reasonably estimable. Outstanding claims are reviewed with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The risk of loss is reassessed each period and as new information becomes available and liabilities are adjusted as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position but could possibly be material to the consolidated results of operations or cash flows for any one period.
Business combinations
Under the acquisition method of accounting, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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
Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In most cases, the exit price and transaction (or entry) price will be the same at initial recognition. In this case, the fair value of financial instruments approximate fair value.
The fair value hierarchy uses a framework which requires categorizing assets and liabilities into one of three levels based on the inputs used in valuing the asset or liability.
•    Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities.
•    Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•    Level 3 inputs include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability.
Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Contingent consideration
The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. If the contingent consideration is payable in cash, the Company classifies its contingent consideration as a liability. Contingent consideration payments related to acquisitions are measured at fair value at each reporting period using Level 3 unobservable inputs. The Company’s estimates of fair value are based upon projected cash flow, estimated volatility and other inputs but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in income from operations in the consolidated statements of operations.
Advertising costs
All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the years ended December 31, 2020 and 2019 were $1.2 million and $1.6 million, respectively.
Stock-based compensation
Stock-based compensation is measured using the grant-date fair value of the award of equity instruments, including stock options and restricted stock units (“RSUs”). The expense is recognized over the requisite service period and forfeitures are recognized as incurred.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility in the fair market value of the Company’s common stock, a risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected life as the contractual term for options of 10 years is longer than the Company has been publicly traded. The Company does not have enough historical perspective to estimate its volatility of its publicly traded shares or units. The Company’s common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution.
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
Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheet.
As of December 31, 2020, the total amount of under the Tax Receivable Agreement was $16.3 million, of which $510 thousand was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.
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
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2019 and January 1, 2020 through July 15, 2020, the Business Combination date.

New Accounting Standards
Accounting Standards Recently Adopted
In January 2020, the Company adopted FASB ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
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
In February 2016, the FASB issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We are currently evaluating the impact on our consolidated balance sheets, recognizing assets and related lease liabilities, which may or may not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued authoritative guidance regarding customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We plan to address which costs should be capitalized, including the cost to acquire the license and the related implementation costs. When we evaluate potential capitalization costs, we will consider external direct costs of materials, third-party service fees to develop the software, costs to obtain software from third-parties, and coding and testing fees directly related to software product. We are permitted to apply either a retrospective or prospective transition approach to adopt this guidance. If the prospective transition is chosen, we will apply the transition requirements to eligible costs incurred after adoption. The guidance is effective for annual periods beginning in 2021 and interim periods in 2022. We are currently evaluating the impact on our consolidated financial statements.

In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for EGC fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact on our consolidated financial statements.

NOTE 2. BUSINESS COMBINATION
On July 15, 2020, DMSH consummated the business combination with Leo pursuant to the Business Combination Agreement (the “Business Combination Agreement”), by and among Leo, DMSH, Blocker, Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”).
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
•DMS Inc. purchased all of the issued and outstanding common stock of Blocker and a portion of the units of DMSH held by Prism and Clairvest Direct Seller. Those DMSH membership interests were then immediately contributed to the capital of Blocker in exchange for aggregate consideration to the Sellers of $57.3 million in cash, 25,857,070 shares of Class B common stock, 2.0 million warrants to purchase Class A Common Stock, and 17,937,954 shares of Class C common stock. Refer to Note 10. Equity for a description of the Company’s common stock.
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
•DMS Inc. issued 2.0 million warrants in exchange for previously held warrants in Leo, and an additional approximate 10.0 million warrants were issued in exchange for the warrants offered and sold by Leo in its initial public offering. Refer to Note 10. Equity for a description of the Company’s warrants.
•DMS Inc. obtained $30.0 million in cash for working capital needs and $10.0 million to pay down outstanding indebtedness under the Monroe Capital Management Advisors (as administrative agent and lender) (the “Monroe Facility”).
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
• In conjunction with the Business Combination, DMS Inc. and Blocker also entered into a Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of this agreement, the Company recorded a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheets.

As of December 31, 2020, the total amount of liability under the Tax Receivable Agreement was $16.3 million, of which $510 thousand is current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

At December 31, 2020, there were (i) 32,392,576 shares of Class A Common Stock outstanding, (ii) 25,999,464 shares of Class B Common Stock outstanding, (iii) no shares of Class C Common Stock outstanding and (iv) 13,999,998 warrants to purchase Class A Common Stock outstanding.
In conjunction with the Business Combination, we incurred approximately $2.4 million of transaction expenses related to incentive bonuses and other acquisition related expenses, which were recorded as Acquisitions Costs in the consolidated statements of operations during the year ended December 31, 2020.
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
The Company has organized its operations into three reportable segments: Brand-Direct, Marketplace and Other. The Brand Direct reportable segment consists of services delivered against our customer’s brand, while the Marketplace reportable segment includes services delivered directly against the DMS brand. In the Other reportable segment, services offered by the Company include software services and digital media services that are managed on behalf of the customer. Corporate and other represents other business activities and include eliminating entries. Management uses these segments to evaluate the performance of its businesses and to assess its financial results and forecasts.
Disaggregation of Revenue
The following tables present the disaggregation of revenue by reportable segment and type of service (in thousands):

	Brand Direct	Marketplace	Other	Corporate and Other	Total
Year ended December 31, 2020
Net revenue:
Customer acquisition	$179,681	$155,999	$—	$(30,051)	$305,630
Managed services	17,869	—	6,139	—	24,008
Software services	—	—	3,218	—	3,218
Total Net revenue	$197,550	$155,999	$9,357	$(30,051)	$332,856
Year ended December 31, 2019
Net revenue:
Customer acquisition	$162,648	$73,398	$—	$(15,437)	$220,609
Managed services	12,090	—	2,533	—	14,623
Software services	—	—	3,064	—	3,064
Total Net revenue	$174,738	$73,398	$5,597	$(15,437)	$238,296
Contract balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the balance of deferred revenue was $1.7 million and $1.2 million, respectively, and recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. We expect the majority of the deferred revenue balance at December 31, 2020 to be recognized as revenue during the first quarter of 2021.
When there is a delay between the completion of our performance obligations and when a customer is invoiced, revenue is recognized and recorded as unbilled revenue (i.e. contract assets) within Accounts receivable, net on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, unbilled revenue included in accounts receivable was $1.8 million and $0.8 million, respectively. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

NOTE 4. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on the financial information reviewed by its chief operating decision maker (“CODM”), and the basis upon which management makes resource allocation decisions and assesses the performance of the Company’s segments. The Company evaluates the operating performance of its segments based on financial measures such as net revenue, cost of revenue, and gross profit. Given the nature of the digital marketing solutions business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the amount of the Company’s assets is not subject to segment allocation and total assets were not included within the disclosure of the Company’s segment financial information.
The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Year ended December 31, 2020
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$197,550	$155,999	$9,357	$(30,051)	$332,856
Cost of revenue	151,526	109,921	3,335	(30,051)	234,731
Gross profit	$46,024	$46,078	$6,022	$—	$98,125
Salaries and related costs					33,386
General and administrative expenses					29,620
Acquisition costs					4,814
Depreciation and amortization					17,954
Income from operations					$12,351

	Year ended December 31, 2019
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$174,738	$73,398	$5,597	$(15,437)	$238,296
Cost of revenue	130,429	46,613	113	(15,580)	161,575
Gross profit	$44,309	$26,785	$5,484	$143	$76,721
Salaries and related costs					27,978
General and administrative expenses					19,927
Acquisition costs					19,234
Depreciation and amortization					9,745
Loss from operations					$(163)

NOTE 5. PROPERTY AND EQUIPMENT
The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

		December 31,
	Useful Lives	2020	2019
Computers and office equipment	3 years	$1,684	$1,750
Furniture and fixtures	5 years	305	901
Leasehold improvements	7 years	320	503
Software development costs	3 years	18,913	8,798
Total		21,222	11,952
Less: Accumulated depreciation and amortization		(6,206)	(3,224)
Property and equipment, net		$15,016	$8,728
Depreciation and amortization expense for property and equipment for the years ended December 31, 2020 and 2019 was $3.7 million and $1.3 million, respectively, included in our consolidated statements of operations.

As of December 31, 2020 and 2019, the unamortized balance of capitalized software development costs was $14.0 million and $7.1 million, respectively. Amortization of capitalized software development costs for the years ended December 31, 2020 and 2019 was $3.0 million and $1.2 million, respectively, included in depreciation and amortization of our consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reportable segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, January 1, 2019	$8,616	$2,937	$550	$12,103
Additions (Note 8)	—	29,723	—	29,723
Balance, December 31, 2019	8,616	32,660	550	41,826
Additions (Note 8)	—	—	3,078	3,078
Balance, December 31, 2020	$8,616	$32,660	$3,628	$44,904
The carrying amount of goodwill for all reporting units had no accumulated impairments as of December 31, 2020 and December 31, 2019.
Intangible assets
Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2020			December 31, 2019
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technology	3 to 5	$48,008	$(21,454)	$26,554	$47,946	$(9,751)	$38,195
Customer relationships	1 to 12	21,794	(6,749)	15,045	19,583	(3,078)	16,505
Brand	1 to 5	4,295	(961)	3,334	4,187	(2,556)	1,631
Non-competition agreements	3	2,105	(591)	1,514	1,815	(211)	1,604
Total		$76,202	$(29,755)	$46,447	$73,531	$(15,596)	$57,935
Amortization expense for finite-lived intangible assets is recorded on a straight-line basis. Amortization expense related to finite-lived intangible assets was $14.2 million and $8.0 million for the years ended December 31, 2020 and 2019, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2021	2022	2023	2024	2025 and Thereafter
Amortization expense	$13,058	$12,154	$9,134	$6,585	$5,474
Impairment analysis
For the year ended December 31, 2020, there were no events or changes in circumstances to indicate that goodwill or intangible assets were impaired.

NOTE 7. DEBT
The following table presents the components of outstanding debt (in thousands):

	December 31, 2020	December 31, 2019
Term loan	$190,541	$194,810
Revolving credit facility	4,000	5,000
Delayed draw term loan	8,236	8,429
Notes payable- insurance premium	1,074	—
Total debt	203,851	208,239
Unamortized debt issuance costs	(2,293)	(3,041)
Debt, net	201,558	205,198
Current portion of long-term debt	(7,967)	(4,150)
Long-term debt	$193,591	$201,048
On July 3, 2018, DMSH entered into a Credit Agreement with Monroe Capital Management Advisors (as administrative agent and lender) (the “Monroe Facility”), which included a $5.0 million revolving commitment, as well as a $100.0 million term loan commitment and a $15.0 million delayed draw term loan, for a total available capacity of $120.0 million. The Monroe Facility matures in July 2023 and bears interest at a variable rate equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender.
During the year ended December 31, 2019, the Monroe Facility’s capacity was amended to increase the term loan by $99.0 million for a total term commitment of $199.0 million, and this amendment also increased capacity on the revolver by an additional $2.5 million, for a total amended capacity of $221.5 million. The Company used the funds to finance a portion of the acquisition of UE, accelerate contingent consideration payments, and to add to general working capital. Refer to Note 8. Acquisitions for a more detailed discussion on the acquisition of UE.
On January 7, 2020, the Monroe Facility was amended to increase the revolver commitment for a total amended capacity of $15.0 million with an additional payment of $1.5 million incremental issuance cost.
On August 26, 2020, we amended the Monroe Facility to, among other things, (i) modify the covenant calculation of EBITDA to include certain transaction expenses incurred in connection with the Business Combination and (ii) exclude certain accounts from the SmarterChaos acquisition.
As of December 31, 2020, and 2019 we had $229.0 million and $221.5 million total outstanding capacity under our Monroe Facility, which had an effective interest rate of 5.2% and 6.8% for the year ended December 31, 2020 and 2019, respectively.
The effective interest rate during the year 2020, was in a variable rate range between 5.2% and 6.9%, equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender.
The Monroe Facility also contains covenants that require the Company to meet certain financial ratios and places restrictions on the payment of dividends, cap-threshold for holding excess cash, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.
As of December 31, 2020, the Company was in compliance with its debt covenants under its Credit Agreement with Monroe Facility.
The Company’s debt with Monroe Facility is collateralized by subordinated rights to the landlord’s lien on personal property deposit and security accounts, and intellectual properties such as licensed trademarks and copyrights.

Debt Maturity Schedule
The scheduled maturities of our total debt are estimated as follows at December 31, 2020 (in thousands):

(in thousands)
2021	$7,967
2022	8,000
2023	187,884
2024	—
2025 and thereafter	—
$203,851
The Company holds a certain cash balance throughout the year depending on its cash flow requirements. When it exceeds a certain level of the Cap threshold, it will trigger additional cash payments under the Monroe Facility. If the Cap threshold is not met, at minimum the Company is expected to make $4.2 million principal payment under the Monroe Facility. The table above presents minimum payments plus additional fees paid attributable to holding excess cash on its balance sheets. As of December 31, 2020, the Company was in compliance with its debt covenants under its Credit Agreement under the Monroe Facility.

NOTE 8. ACQUISITIONS
SmarterChaos and She is Media
On July 16, 2020, the Company acquired all of the outstanding shares of SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network, (collectively, “SmarterChaos”) for cash and equity of DMSH totaling approximately $5.8 million, which was subject to a working capital adjustment. This acquisition expanded media distribution, allowing the Company to further accelerate the digital marketing acquisition efforts of its advertiser clients and enable brands to acquire new customers by leveraging our customer acquisition platform and the relationships cultivated by SmarterChaos.
DMSH issued the SmarterChaos sellers approximately 307 thousand DMSH Units, which are convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.
In conjunction with this acquisition, we incurred approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisitions Costs in the consolidated statements of operations during the year ended December 31, 2020.
The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of July 16, 2020. An acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. The fair value of the brand was determined by applying an Income Approach, specifically the Relief from Royalty Method (“RFR”). The fair value of the acquired customer relationships was determined by applying an Income Approach, specifically the Multi Period Excess Earnings Method. At December 31, 2020, the purchase accounting measurement period has not been finalized primarily due to the working capital adjustment, open tax contingencies and the valuation of DMSH units and intangibles.
The following table presents the fair value allocation of the purchase price to the assets acquired, and liabilities assumed (in thousands):

July 16, 2020
Goodwill	$3,078
Brand	277
Customer relationships (1)	2,500
Accounts receivable	576
Other assets acquired	30
Liabilities assumed	(662)
Net assets acquired	$5,799
(1) On July 16, 2020, the Company acquired all of the outstanding shares of SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network, (collectively, “SmarterChaos”) for cash and equity of DMSH totaling approximately $5.8 million, which was subject to a working capital adjustment. The working capital adjustment related to total net assets acquired of $5.8 million, which included a $0.3 million reduction to customer relationships, offset by an increase to SmarterChaos goodwill.
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of SmarterChaos and is included with Software services in the Other reportable segment. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of three and five years, respectively.
Revenue and net loss for SmarterChaos of $4.3 million and $241 thousand, respectively, were included in the consolidated statements of operations during the year ended December 31, 2020.

UE Authority, Co.
On November 1, 2019, the Company acquired UE for cash of approximately $56.6 million, which includes closing purchase price adjustments. The acquisition of UE supports the Company’s strategy of broadening its reach in the insurance vertical.
The Company primarily used an income method, or discounted cash flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of November 1, 2019. The fair value of the acquired technology and customer relationships was determined using the multi period excess earnings approach. The fair value of the acquired brand was determined using the Relief from Royalty method. The fair value of the non-competition agreement was determined using the income approach.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amounts of our cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable, which approximate fair value because of the short-term maturity of those instruments.
Contingent consideration related to acquisitions
The fair value of the contingent consideration was determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. During the year ended December 31, 2020, we paid this contingent consideration of $1.0 million. There is no contingent consideration payable at December 31, 2020.
The following table presents assets and liabilities measured at fair value on a recurring basis (in thousands):

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	Contingent consideration payable	$—	$—	$1,000	$1,000
Total		$—	$—	$1,000	$1,000

The following table represents the change in the contingent consideration (in thousands):

Level 3
December 31, 2018	$10,073
Additions	—
Changes in fair value	13,841
Settlements	(22,914)
December 31, 2019	$1,000
Additions	—
Changes in fair value	—
Settlements	(1,000)
December 31, 2020	$—

NOTE 10. EQUITY
Authorized Capitalization
The total amount of the Company’s authorized capital stock consists of (a) 600,000,000 shares of common stock, par value $0.0001 per share, of the DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, and (iii) 40,000,000 shares of Class C Common Stock, and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share, of the DMS Inc. (“Company Preferred Stock”). At December 31, 2020, there were 32,392,576 shares of Class A Common Stock outstanding and 25,999,464 shares of Class B Stock outstanding.
Company Common Stock
The following table sets forth the economic and voting interests of the Company’s common stockholders at December 31, 2020:

Class	Total Shares (1)	Economic Ownership in DMSH (2)	Economic Ownership in DMS Inc. (3)	Voting Ownership in DMS Inc. (4)
Class A Common Stock	32,392,576	55.2%	100.0%	55.5%
Class B Common Stock	25,999,464	44.3%	—%	44.5%

(1) Represents the total number of outstanding shares for each class of DMS Inc. common stock at December 31, 2020. On October 22, 2020, as required by the post-closing working capital adjustment provisions of the Business Combination Agreement, (i) the Company issued (a) 98,783 total additional shares of Class A Common Stock to the Blocker Sellers and (b) 142,394 total additional shares of Class B Common Stock to Prism and Clairvest Direct Seller.

(2) Represents (i) the Class A Common Stockholders’ indirect economic interest in DMSH through their ownership of Class A Common Stock and (ii) the Class B Common Stock holders’ direct economic interest in DMSH through their ownership of DMSH Units. The remaining economic ownership is held by the sellers in SmarterChaos acquisition.

(3) Represents the aggregate economic interest in DMS Inc. through the stockholders' ownership of Class A Common Stock.
(4) Represents the aggregate voting interest in DMS Inc. through the stockholders' ownership of Company common stock.
Voting Rights
Each holder of Company Common Stock is entitled to one (1) vote for each share of Company Common Stock held of record by such holder. The holders of shares of Company Common Stock do not have cumulative voting rights. Except as otherwise required in the Company Certificate of Incorporation or by applicable law, the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock will vote together as a single class on all matters on which stockholders are generally entitled to vote (or, if any holders of Company Preferred Stock are entitled to vote together with the holders of Company Common Stock, as a single class with such holders of Company Preferred Stock). In addition to any other vote required in the Company Certificate of Incorporation or by applicable law, the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock will each be entitled to vote separately as a class only with respect to amendments to the Company Certificate of Incorporation that increase or decrease the par value of the shares of such class or alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely. Notwithstanding the foregoing, except as otherwise required by law, holders of Company Common Stock, as such, will not be entitled to vote on any amendment to the Company Certificate of Incorporation (including any Preferred Stock Designation relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon pursuant to the Company Certificate of Incorporation (including any Preferred Stock Designation relating to any series of Preferred Stock) or pursuant to the General Corporation Law of the State of Delaware (the “DGCL”).
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
Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock. Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At December 31, 2020, there were no shares of Class C Common Stock outstanding.
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
Automatic Conversion of Class B Common Stock
Immediately and automatically upon the earlier of (i) July 4, 2024 or (ii) the date on which there are no amounts owed to any lender pursuant to the Credit Facility, each share of Class B Common Stock will automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant to a reverse stock split, into a fraction of a share of Class B Common Stock equal to the Conversion Ratio (the “Effective Time”).
Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company will have the right, at the Company’s option, from and after the Effective Time, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted. As of December 31, 2020, there were no Class C Common Stock issued and outstanding.
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
Other Rights
No holder of shares of Company Common Stock are entitled to preemptive or subscription rights. There is no redemption or sinking fund provisions applicable to the Company Common Stock. The rights, preferences and privileges of holders of the Company Common Stock will be subject to those of the holders of any shares of the Preferred Stock the Company may issue in the future.
Preferred Stock
The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. The issuance of Preferred Stock of the Company could have the effect of decreasing the trading price of Company Common Stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Company Common Stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company. At December 31, 2020, there were no shares of preferred stock outstanding.
The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2020, there were no preferred shares issued.
Warrants
Each Company Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.
The Company Private Placement Warrants are not redeemable by the Company so long as they are held by Sponsor or its permitted transferees. Sponsor, or its permitted transferees, has the option to exercise the Company Private Placement Warrants on a cashless basis. Except for the forgoing, the Company Private Placement Warrants have terms and provisions that are identical to those of the Company Public Warrants. If the Company Private Placement Warrants are held by holders other than Sponsor or its permitted transferees, the Company Private Placement Warrants will be redeemable by Company and exercisable by the holders on the same basis as the Company Public Warrants.
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
At December 31, 2020, approximately 14.0 million warrants were outstanding.
Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. On July 15, 2020, upon the close of the Business Combination, the Prism and Clairvest Direct Seller combined ownership percentage in DMSH was 44.5%. On July 16, 2020, DMSH issued approximately 307 thousand additional DMSH Units to the sellers in the SmarterChaos acquisition, which are included in the non-controlling interest of approximately 44.8%. On October 22, 2020, the Company issued additional 142 thousand shares of Class B Common Stock to Prism and Clairvest Direct Seller, upon a post-closing Business Combination working capital adjustment. At December 31, 2020, the non-controlling interest in DMSH was 44.8%. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interest held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as a non-controlling interest.
NOTE 11. RELATED PARTY TRANSACTIONS
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
Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable shares of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result, the Company recorded a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheets.
As of December 31, 2020, the total amount of liability under the Tax Receivable Agreement was $16.3 million, of which $510 thousand was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.
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
On July 29, 2020, the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) executed joinder agreements to the Lock-Up Agreement in connection with Prism’s distribution of 538,912 and 538,911 Seller Warrants to the Company’s CEO and COO, respectively, as a permitted transfer under the Amended Warrant Agreement and the Lock-Up Agreement.
Management Agreement
Prior to the Business Combination, the Management Agreement included consideration for various management and advisory services, where DMSH made payment to one of its members a quarterly retainer of $50 thousand plus any out-of-pocket expenses. The total expense for the years ended December 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively, which was recorded in General and administrative expenses in the consolidated statements of operations. The management agreement was terminated in connection with the Business Combination.

Prism Incentive Agreement
On October 1, 2017, DMS, through a subsidiary, acquired the assets of Mocade Media LLC (“Mocade”). On that date, in connection with the acquisition, DMS also entered into a consulting agreement with Singularity Consulting LLC (“Singularity”), a Texas limited liability company owned by the former management of Mocade. On August 1, 2018, in order to further incentivize Singularity’s efforts with respect to the acquired Mocade assets, DMS entered into an amendment to the

Singularity consulting agreement. On that date, Prism Data, the then majority equityholder of DMS, also entered into an incentive agreement with Singularity, to which DMS was not a party, providing for certain incentive payments to be accounted for in accordance with applicable accounting standards by Prism Data to Singularity in the event of certain specified change of control sale transactions involving DMS. Following the Business Combination, in November 2020, DMS and Singularity resolved all outstanding amounts due under the Singularity consulting agreement between DMS and Singularity with a payment of $850,000. In addition, Prism Data and Singularity agreed that Singularity would be entitled to a payment from Prism Data of $2,000,000 in the event of certain specified change of control sale transactions involving DMS.
DMSH Member Tax Distributions
For the years ended December 31, 2020 and 2019, tax distributions to members of DMSH were $0.2 million and $21.6 million, respectively.
NOTE 12. EMPLOYEE AND DIRECTOR INCENTIVE PLANS
2020 Omnibus Incentive Plan
On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, will be eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030.
On October 28, 2020, the Board of Directors of DMS Inc. approved the grant of approximately 1.2 million RSUs, including 65,000 units granted for Directors under the 2020 Plan. The RSUs vest one-third each year based on three years of continuous service starting with July 16, 2021 through July 16, 2023. The 2020 Plan provides Directors’ and employees’ vesting rights after each year for completed service to the Company.
The participants have no rights of a stockholder with respect to the RSUs, including the right to vote and the right to receive distributions or dividends until the shares become vested and settled. The settlement occurs after the vesting date and shall represent the right to receive one Share of Class A of common stock. RSUs awards provide for accelerated vesting if there is a change in control.
The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date and are amortized over the award’s service period. At December 31, 2020, total non-vested stock-based compensation expense related to restricted stock was $8.8 million, which will be recognized over a weighted-average remaining period of 2.54 years. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2020, were $7.31 per share.
Restricted Shares
The following table presents the restricted share activity for the year ended December 31, 2020 (in thousands, except price per share):

Restricted Stock Units	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	—	$—
Granted	1,245	$7.31
Forfeited/Canceled	48	$7.31
Vested	—	$—
Outstanding at December 31, 2020	1,197	$7.31
Vested at December 31, 2020	—	—
Exercisable at December 31, 2020	—	—
On December 31, 2020, the Company has two shared-based compensation plans; restricted share units and stock options. The compensation cost that has been recorded against Consolidated Statement of Operations, “Salaries and related costs” was approximately $1.0 million.
The Company’s 2020 Omnibus Incentive Plan, which is shareholder-approved, permits the grant of share options and shares to its employees up to 11.6 million shares of Class A Common Stock. The Company believes that such awards better align the interest of its employees with those of its shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest on 3 years of continuous service and have

10-year contractual terms. The 2020 Plan allows employees’ vesting rights after each year for completed service to the Company.
The participants have no rights of a stockholder with respect to the stock options, including the right to vote and the right to receive distributions or dividends until the shares become vested and exercised. The exercise occurs after the vesting date and the participant may exercise the option by giving written notice of exercise to the Company specifying the number of shares to be purchased, accompanied by full payment of the exercise price or by means of a broker-assisted cashless exercise. Stock option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation method, which uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumption for inputs, the selected inputs are disclosed below. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group. The expected term of an option granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the below range results from certain Company’s peer group of employees exhibiting different behavior. The Company’s common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. The risk-free rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. We recognize forfeitures and/or cancellations based on an actual occurrence.
Stock Options
The following is the weighted average of the assumptions used in calculating the fair value of the total stock options granted in 2020 using the Black-Scholes method:

Fair market value	$3.34
Risk-free rate	0.4%
Dividend yield	—%
Expected volatility	49.4%
Expected term (in years)	5.9 years
The following table presents the stock option activity for the year ended December 31, 2020 (in thousands, except price per share):

Stock Options	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Restricted Stock Vested
Outstanding at January 1, 2020	—	$—	—	$—
Granted	574	$3.34	5.9 years	$—
Exercised	—	$—	—	$—
Forfeited/expired	23	$—	—	$—
Outstanding at December 31, 2020	551	$3.34	5.9 years	$—
Vested at December 31, 2020	—	—	—	—
Exercisable at December 31, 2020	—	—	—	—
The weighted-average grant-date strike price of options during the year ended December 31, 2020 were $7.31 per share. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2020, was $3.34 per share. During the year ended December 31, 2020, there were no shares or units converted into Class A Common Stock, or exercised from restricted stock units, stock options and warrants.
The following table presents non-vested shares for the year ended December 31, 2020 (in thousands, except price per share):

Non-vested Shares	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	—	$—
Granted	1,819	$7.31
Vested	—	$—
Forfeited	71	$7.31
Non-vested at December 31, 2020	1,748	$7.31
As of December 31, 2020, the total value of unvested shares was $10.6 million under the 2020 Plan. That cost is expected to be recognized over a weighted-average period of 2.54 years. The total fair value of shares vested during the years ended December 31, 2020, was $0.
Defined Contribution Plans
The Company offers a 401(k) plan with a mandatory match and a discretionary bonus contribution to all of its eligible employees. The Company matches employees’ contributions based on a percentage of salary contributed by the employees. The Company’s match cost for the year ended December 31, 2020, and 2019 was $0.8 million and $0.5 million respectively, recorded within “Salaries and related costs” on the consolidated statements of operations.
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
On April 23, 2020, DMSH entered into a Business Combination agreement with Leo. Although this business combination is not considered a “Sale of the Company” for purposes of the EIP, the board of managers was permitted at its discretion to make a payment under the plan as it deemed fit upon consummation of the business combination. The board of managers elected to pay a total of approximately $250 thousand in cash to EIP participants in connection with the Business Combination, which was paid during the year ended December 31, 2020, and these plans were terminated.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Legal proceedings
In the ordinary course of business, we are involved from time to time in various claims and legal actions incident to our operations, both as a plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or cash flows. We intend to vigorously defend ourselves in these matters.
Lease agreements
The Company leases office space in various locations within United States and Canada. The leases entered into by the Company consist of both long-term and short-term leases. Lease agreements in two locations provide the option to extend for three years upon the provision of nine-month notice. No lease agreement or arrangement is considered material to the overall lease portfolio.
The rental expense for the years ended December 31, 2020 and 2019 was $2.0 million and $2.2 million, respectively.
At December 31, 2020, the future minimum lease payments for the Company were comprised of the following (in thousands):

Year Ending December 31:
2021	$1,815
2022	1,787
2023	1,845
2024	1,418
2025	404
Thereafter	—
Total	$7,269
The lease obligations were evaluated due to the COVID-19 economic environment and recorded a reserve of approximately $4.2 million as a result of the cease use of certain leased properties (included in the future minimum lease payments above), which was included in General and administrative expenses in the consolidated statements of operations during the years ended December 31, 2020. As of December 31, 2020, $1.7 million is accrued for within Accrued expenses and other current liabilities and $1.9 million is accrued for within Other non-current liabilities, on the consolidated balance sheets.
During the year ended December 31, 2020, the Company entered into negotiations with landlords to terminate lease agreements, for twelve different properties for a total approximately 62,113 square feet of office space located in Canada and the United States. The termination of the leases is expected to reduce cash needs by approximately $1.9 million over the remaining life of the original leases through April 30, 2025. As of December 31, 2020, the Company concluded negotiations on three properties and agreed to make payments to the landlord totaling approximately $0.4 million in release of all future obligations under the leases.
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

NOTE 14. INCOME TAXES
The provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$3,101	137
State	216	—
Foreign	248	—
Total Current	3,565	137
Deferred
Federal	69	—
State	(549)	—
Foreign	—	—
Total Deferred	(480)	—
Provision for income taxes	$3,085	$137

The provision for income taxes shown above varies from the statutory federal income tax rate for those periods as follows (in thousands):

	Years Ended December 31,
	2020	2019

Tax provision (benefit) from federal statutory rate	$(292)	$(2,330)
Tax on income not subject to entity level federal income tax	1,897	2,467
State income taxes, net of federal tax effect	(280)	—
Other permanent adjustment	392	—
True-ups and other	(465)	—
Foreign tax credit	(63)	—
Undistributed earnings	823	—
Canadian tax expense	261	—
Valuation Allowance	812	—
Tax provision	$3,085	$137
During the year ended December 31, 2019, the Company was a "partnership" for U.S. federal and state and local income tax purposes and generally not subject to entity level income tax. Instead, each of the ultimate partners of the partnership were taxed on their proportionate share of the Company's taxable income.
In the fourth quarter of 2019, the partnership acquired UE, a “corporation” for U.S. federal and state and local income purposes. As such, earnings related to UE were subject to pay federal and state corporate income taxes. The Company established an estimated net deferred tax liability of $8,675 primarily related to intangible assets acquired in the UE acquisition. The Company recorded income tax expense in the amount of $137 and $0 for the years ended December 31, 2019 and December 31, 2018, respectively. The income tax expense for the year ended December 31, 2019 primarily related to UE’s activity post-acquisition.
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

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of earnings of DMSH). The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE, a wholly-owned U.S. corporate subsidiary of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result of the foregoing reasons, the Company’s effective tax rate is expected to differ materially from the statutory rate.
Deferred tax assets and liabilities are composed of the following (in thousands):

	Years Ended December 31,
	2020	2019
	(In thousands)
Deferred income tax assets:
Investment in DMS Holdings LLC	$30,017	$—
Reserve accruals	140	57
Charitable contributions	9	—
Interest carryforward	1,158	—
Tax credit carryforwards	63	—
Property and equipment	—	522
Net operating loss	150	—
Total gross deferred income tax assets	31,537	579
Less: Valuation allowance	(11,626)	—
Total deferred income tax assets	19,911	$579
Deferred income tax liabilities:
Intangibles	(6,971)	(9,254)
Property and equipment	(193)	—
Undistributed earnings	(823)	—
Total deferred income tax liabilities	(7,987)	(9,254)
Net deferred income tax asset (liability)	$11,924	$(8,675)
At December 31, 2020, the Company has federal or state net operating loss carryforwards attributable to DMS, Inc. in the amount of $579 thousand. At December 31, 2020, the Company has an expected foreign tax credit carryforward of $63 thousand which would expire at December 31, 2030, unless utilized.

We record a deferred tax asset if we believe that it is more likely than not that we will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on our ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset realizability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. We establish a valuation allowance against any deferred tax asset for which we are unable to conclude that realizability is more likely than not. This is inherently judgmental, since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.
Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheet.
As of December 31, 2020, the total amount of liability under the Tax Receivable Agreement was $16.3 million, of which $510 thousand was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

CARES Act
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company benefited from the deferral of payroll taxes and is still evaluating all the impacts of the CARES Act on our business.

NOTE 15. EARNINGS PER SHARE
Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc., adjusted for the assumed conversion of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings per share for the year ended December 31, 2020 represent only the period of July 15, 2020 to December 31, 2020.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Numerator:
Net income (loss)	$(5,187)	$(4,474)
Less: Net loss attributable to DMSH prior to the Business Combination	—	(1,345)
Less: Net income attributable to non-controlling interests subsequent to the Business Combination	(1,798)	(877)
Net income attributable to DMS Inc.	$(3,389)	$(2,252)
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	32,369	32,335

Earnings per share of Class A Common Stock - basic and diluted	$(0.10)	$(0.07)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
At December 31, 2020, the Company excluded 26.0 million shares of Class B Common Stock, 14.0 million warrants, 1.8 million shares of restrictive stock units and stock options, and the DMSH Units issued in the SmarterChaos acquisition as their effect would have been anti-dilutive.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides quarterly information for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020
Net revenue	$72,728	$75,196	$82,829	$102,103
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$50,159	$52,402	$57,777	$74,393
Net income (loss)	$757	$2,134	$(2,178)	$(5,187)
Net income (loss) from non-controlling interest	$757	$2,134	$(3,315)	$(1,798)
Net income from Digital Media Solutions, Inc.	$—	$—	$1,137	$(3,389)
Earnings per share - Basic	N/A	N/A	$0.04	$(0.10)
Earnings per share - Diluted	N/A	N/A	$0.04	$(0.10)
2019
Net revenue	$57,822	$57,745	$57,575	$65,154
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$39,118	$38,865	$39,101	$33,450
Net income (loss)	$606	$(111)	$(9,492)	$(2,233)
Net income from non-controlling interest	$—	$—	$—	$—
Net income (loss) from Digital Media Solutions, Inc.	$606	$(111)	$(9,492)	$(2,233)
Earnings per share - Basic	N/A	N/A	N/A	N/A
Earnings per share - Diluted	N/A	N/A	N/A	N/A

NOTE 17. SUBSEQUENT EVENTS
On February, 1, 2021, the Company and Monroe Capital Management Advisors entered into Amendment No. 5 Credit Agreement to add the acquisitions of Aimtell, Inc, PushPros Inc, and Aramis Interactive, LLC, as Permitted Acquisition.

On February 1, 2021, the Company completed the acquisition of Aimtell, Inc. (“Aimtell”), PushPros Inc. (“PushPros”), and Aramis Interactive, LLC (“Aramis”). Aimtell and PushPros are mobile and web push notification technology and solutions companies and Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships. The Company paid consideration of $20 million upon closing of the transaction, consisting of $5 million cash and Class A Common Stock valued at $15 million. The transaction also includes up to $15 million in contingent consideration to be earned over the next three years, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or stock at the election of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

No Management Assessment Report Regarding Internal Control Over Financial Reporting or Attestation Report of Registered Public Accounting Firm

In accordance with the rules and regulations of the SEC, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting because management did not have sufficient time to conduct such an assessment after the closing of the Company’s Business Combination with Leo, a special-purpose acquisition company at the time, on July 15, 2020. The Company intends to conduct a management assessment regarding internal control over financial reporting as of December 31, 2021. In addition, because the Company is an “emerging growth company,” this Annual Report does not contain, and is not required to contain, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Board of Directors; and

iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the audit of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. Specifically, our independent registered public accounting firm noted that we did not maintain an effective control environment resulting from a financial statement close process that is not sufficient to ensure our financial reporting requirements under U.S. GAAP are met and that we did not maintain sufficient accounting policies and appropriate contemporaneous documentation of our accounting analyses and conclusions over certain routine and non-routine transactions.

The Company has begun and intends to continue to remediate these material weaknesses by (i) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting; (ii) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iii) continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (iv) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements. We estimate that the material weaknesses will be remediated prior to filing our 2021 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Since completing the Business Combination, with the oversight of senior management and our audit committee, we have been taking steps to improve and enhance our internal control over financial reporting. These steps include the replacement of legacy accounting systems associated with our acquisitions with a centralized, comprehensive accounting system. These steps have also included working on the development and implementation of formal policies, improved processes and documented procedures and the hiring of new personnel.

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table lists the names of our seven (7) current directors, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Joseph Marinucci	46	President, Chief Executive Officer and Director
Fernando Borghese(1)	42	Chief Operating Officer and Director
Robbie Isenberg(2)	39	Director
James Miller(2)	42	Director
Mary Minnick(3)	61	Chairperson and Director
Lyndon Lea(4)	52	Director
Robert Darwent(5)	48	Director

(1)	Nominated by Prism.
(2)	Nominated by Clairvest.
(3)	Nominated by Prism and Clairvest.
(4)	Nominated by Sponsor.
(5)	Nominated by Lion Capital (Guernsey) Bridgeco Limited.

Joseph Marinucci has served as Chief Executive Officer of DMS since co-founding DMS in 2012 and a Director since 2020. Previously, Mr. Marinucci co-founded Interactive Media Solutions, a direct response marketing firm, and served as its President from 2000 to 2012. From 2015 to 2019, Mr. Marinucci served as a Board Member of LeadsCouncil, an independent association whose members are companies in the online lead generation industry. Mr. Marinucci holds a Bachelor of Science in Accounting from Binghamton University. In light of our ownership structure and Mr. Marinucci’s extensive executive leadership and management experience, the Board of Directors (the “Board”) believes it is appropriate for Mr. Marinucci to serve as our director.

Fernando Borghese has served as Chief Operating Officer of DMS since co-founding DMS in 2012 and has served as a Director since the completion of the Business Combination in July 2020. Prior to DMS, Mr. Borghese was Executive Vice President at DMi Partners, a digital marketing agency. Mr. Borghese has served as a Board Member of LeadsCouncil since 2019. Mr. Borghese holds a Bachelor of Arts in Political Science from Trinity College-Hartford. In light of our ownership structure and Mr. Borghese’s extensive experience as an operating executive officer and manager, and in-depth knowledge and understanding of digital marketing, the Board believes it is appropriate for Mr. Borghese to serve as our director.

Robbie Isenberg has served as a Director since the completion of the Business Combination in July 2020. Mr. Isenberg serves as a Managing Director of Clairvest and participates in all areas of the investment process. Prior to joining Clairvest in 20l0, Mr. Isenberg worked as a Senior Case Team Leader for the Monitor Group and in the investment banking group of Credit Suisse focusing on leveraged finance and mergers and acquisitions. In addition to DMS, Mr. Isenberg currently serves on the board of directors of Brunswick Bierworks, Inc. and ChildSmiles Group and has served on the board of directors of Cieslok Media, KUBRA and Lyophilization Services of New England. Other portfolio companies include New Meadowlands Racetrack. Mr. Isenberg has an MBA from Northwestern University's Kellogg School of Management and an HBA from the Richard Ivey School of Business. In light of Mr. Isenberg’s extensive experience in investments as well as his service as a director of other private companies, the Board believes it is appropriate for Mr. Isenberg to serve as our director.

James H. Miller has served as a Director since the completion of the Business Combination in July 2020. Mr. Miller serves as General Counsel and Corporate Secretary at Clairvest, where he is responsible for all Clairvest legal matters and plays an active transaction execution role in all of Clairvest’s investment transactions. Mr. Miller serves on the board of directors of Head Digital Works (Ace2Three) and Brunswick Bierworks, Inc. Prior to joining Clairvest in May 2015, Mr. Miller practiced investments and mergers & acquisitions and capital markets law at Torys LLP in Toronto for close to ten years. Mr. Miller has a B.A. (Hons.) from Mount Allison University and an LL.B. from Dalhousie University. In light of Mr. Miller’s experience in investments, mergers and acquisitions, the Board believes it is appropriate for Mr. Miller to serve as our director.

Mary E. Minnick has served as a Director and chairperson of the Board since the completion of the Business Combination in July 2020. Ms. Minnick was a Partner of Lion Capital from 2007 until 2017. Previously, Ms. Minnick served in various capacities at The Coca-Cola Company (NYSE:KO), including as Chief Operating Officer of Asia and Global President of Marketing, Strategy and Innovation, from 1983 to 2007. Ms. Minnick is a member of the board of directors of the Target Corporation (NYSE:TGT), which she joined in 2005, Leo Holdings Corp. II (NYSE: LHC.U), a special purpose acquisition company (“Leo II”) and Leo Holdings III Corp. (NYSE: LIII.U), a special purpose acquisition company (“Leo III”). Ms. Minnick has also served as a member of the board of directors of the global brewer Heineken (AMS:HEIA) from 2008 to 2015, the consumer packaged food and beverage company WhiteWave Foods Co. (NYSE:WWAV) from 2012 to 2016 and the global nutrition company Glanbia plc from 2019 to 2020. Ms. Minnick has an MBA from Duke University and a BA in Business from Bowling Green State University. In light of Ms. Minnick’s prior experience in various executive positions, as well as her service as a director of other publicly traded companies, the Board believes it is appropriate for Mr. Minnick to serve as our director.

Lyndon Lea has served as a Director since the completion of the Business Combination in July 2020. Mr. Lea is a founder of Lion Capital and has served as its Managing Partner since its inception in 2004. Prior to founding Lion Capital, Mr. Lea was a partner of Hicks, Muse, Tate & Furst where he co-founded its European operations in 1998. From 1994 to 1998, Mr. Lea served at Glenisla, the former European affiliate of Kohlberg Kravis Roberts & Co., prior to which he was an investment banker at Schroders in London and Goldman Sachs in New York. Mr. Lea graduated with a BA in Honors Business Administration from the University of Western Ontario in Canada in 1990. Mr. Lea is currently a director of the following companies: Leo II; Leo III; AllSaints, the UK fashion brand; Alex & Ani, the North American jewelry brand; Hatchbeauty, the North American fashion brand; food and nutrition companies Lenny & Larry’s, Nutiva (both North American), Picard Surgeles (France) and Grenade (UK); and the French eyewear company Alain Afflelou.

Mr. Lea previously led investments in, and sat on the board of, UK cereal company Weetabix; French food manufacturer Materne; restaurant chain wagamama; global, luxury shoe company, Jimmy Choo; private label razor business, Personna; soft drinks business, Orangina; snack business, Kettle Foods; Finnish bakery company, Vaasan; European frozen food brand, Findus; Dutch foodservice company, Ad Van Geloven; global hair accessories brand, ghd; French frozen retailer, Picard; global brand development, marketing and entertainment company, Authentic Brands Group; UK food company, Premier Foods (LON:PFD); UK biscuit business, Burton’s Foods; UK furniture company, Christie-Tyler; leading European automotive valuation guide, EurotaxGlass’s; Polish cable company, Aster City Cable; champagne houses G.H. Mumm and Champagne-Perrier-Jouët; directories group, Yell; and clothing company, American Apparel. Mr. Lea also previously sat on the board of Aber, a diamond mining company, which owned the luxury jewelry brand Harry Winston. In light of Mr. Lea’s extensive investment experience over twenty years, as well as his service as a director of other publicly traded and private companies, the Board believes it is appropriate for Mr. Lea to serve as our director.

Robert Darwent has served as a Director since the completion of the Business Combination in July 2020. Alongside Mr. Lyndon Lea, Mr. Darwent is a founder of Lion Capital where he sits on the Investment Committee and Operating Committee of the firm. Prior to founding Lion Capital in 2004, Mr. Darwent worked with Mr. Lea in the European operations of Hicks, Muse, Tate & Furst since its formation in 1998. From 1995 to 1998, Mr. Darwent worked in the London office of Morgan Stanley in their investment banking and private equity groups. Mr. Darwent graduated from Cambridge University in 1995.
Mr. Darwent is currently a director of the following companies: Loungers, the UK bar and restaurant chain; Gordon Ramsay North America, the North American restaurant group; Gruppo Menghi, the Italian footwear company; Spence Diamonds, a North American diamond jewelry retailer, Leo II and Leo III. Previously, Mr. Darwent has sat on the board of the following companies: Authentic Brands Group, the global brand licensing company AS Adventure, the leading European outdoor specialist retailer; Burton’s Foods, the UK biscuit business; Christie-Tyler, the UK furniture manufacturer; ghd, the global hair appliances business; Jimmy Choo, the luxury shoe and accessories brand; La Senza, the UK lingerie retailer; G.H. Mumm and Champagne Perrier-Jouët, the champagne houses; wagamama, the restaurant chain; and Weetabix, the cereal company.

In light of Mr. Darwent’s extensive investment experience over twenty years, as well as his service as a director of private companies, the Board believes it is appropriate for Mr. Darwent to serve as our director. In addition, Mr. Darwent’s background and skills qualify him to chair our Audit Committee and to serve as an audit committee financial expert.

EXECUTIVE OFFICERS

In addition to Mr. Marinucci, our Chief Executive Officer, and Fernando Borghese, Chief Operating Officer, whose biographical information appears above, set forth below are the names, ages and biographical information for each of our current executive officers as of March 1, 2021.

Name	Age	Position
Joseph Marinucci	46	President, Chief Executive Officer and Director
Fernando Borghese	42	Chief Operating Officer and Director
Randall Koubek	61	Chief Financial Officer
Joseph Liner	43	Chief Revenue Officer
Jonathan Katz	51	Chief Media Officer
Matthew Goodman	46	Chief Information Officer
Jason Rudolph	47	Chief Product Officer
Anthony Saldana	51	General Counsel, Executive Vice President of Legal & Compliance and Secretary

Randall Koubek has served as Chief Financial Officer of DMS since 2018. Previously, Mr. Koubek served as the Chief Financial Officer of Spectrio LLC from 2014 to 2018. Mr. Koubek also served as the Chief Financial Officer of Bonnier Corporation and Thompson Media Group. He holds a Bachelor of Arts in Accounting and a Master of Business Administration from the University of South Florida.

Joseph ‘Joey’ Liner has served as the Chief Revenue Officer of DMS since 2018. Prior to DMS, Mr. Liner co-founded DoublePositive, a performance marketing company specializing in call center services and strategic lead management agency services for big brands in mortgage and online education, and served as its President from 2015 to 2018. Mr. Liner earned his undergraduate degree in Business Management from Towson University.

Jonathan Katz has served as the Chief Media Officer of DMS since 2016. Prior to DMS, Mr. Katz served as Founder and Chief Executive Officer of Domain Development Studios, which developed original content across its portfolio of vertical and geo-focused brands with strategic emphasis in Healthcare solutions. Mr. Katz studied computer science at Florida State University.

Matthew Goodman has served as the Chief Information Officer of DMS since co-founding DMS in 2012. Previously, Mr. Goodman was Chief Information Officer of Interactive Marketing Solutions. Mr. Goodman attended the Master of Business Administration program at New York University’s Stern School of Business and earned his undergraduate degrees in Finance and Management Information System from Syracuse University.

Jason Rudolph has served as Chief Product Officer of DMS since 2019. Prior to DMS, Mr. Rudolph was Chief Technology Officer at W4 Performance Ad Market from 2015 to 2018. Mr. Rudolph also served as Founder and Chief Executive Officer of Sound Advertising Group from 2008 to 2015.

Anthony Saldana has served as General Counsel, Executive Vice President of Legal & Compliance and Corporate Secretary of DMS since January 2021. Mr. Saldana brings to DMS over 20 years of extensive corporate law experience in mergers and acquisitions, corporate finance, corporate governance and securities matters. Prior to joining DMS, Mr. Saldana was Counsel at Skadden, Arps, Slate, Meagher & Flom LLP, where he worked from 2000 to 2020. Mr. Saldana received a J.D. from the Yale Law School and a Bachelor of Arts, magna cum laude, from Harvard College.

Code of Conduct and Ethics Hotline

We have a Code of Conduct that covers our directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) and employees and satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted in the “Governance Documents” section on the Investor Relations page of our website at www.DigitalMediaSolutions.com. The code is available in print to any person without charge, upon request sent to the Corporate Secretary at Digital Media Solutions, Inc., 4800 140th Avenue N., Suite 101, Clearwater, FL 33762. We will disclose, in accordance with all applicable laws and regulations, amendments to, or waivers from our Code of Conduct.

Any suggestions, concerns or reports of misconduct at our Company or complaints or concerns regarding our financial statements and accounting, auditing, internal control and reporting practices can be may made anonymously by (i) calling one of the Company’s toll-free hotlines at (800) 833-222-0944 (for English-speaking callers located in the United States or Canada) or (800) 216-1288; dial-in 001-800-681-5340 (for Spanish-speaking callers located in North America), (ii) emailing reports@lighthouse-services.com, (iii) visiting the website at www.lighthouse-services.com/dmsgroup or (iv) faxing (215) 689-3885, each of which is managed by an independent third party service provider allows employees to submit their report anonymously. A person may also submit a report by mail to the General Counsel or the Audit Committee of the Board at 4800 140th Avenue N., Suite 101, Clearwater, FL 33762 or any other principal business address as updated and filed by the Company with the SEC from time to time.

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year ended December 31, 2020, the Audit Committee held one meeting. The members of the Audit Committee consist of Robert Darwent, Lyndon Lea and Mary E. Minnick. Notwithstanding the fact that entities controlled by Mr. Lea and entities affiliated with Mr. Lea currently hold more than 10% of the Company’s outstanding Class A Common Stock, our Board has considered the independence and other characteristics of each member of our Audit Committee and believes that the composition of the Audit Committee meets the requirements for independence under the applicable requirements of the NYSE and SEC rules and regulations. Each of Messrs. Darwent and Lea and Ms. Minnick is financially literate and our Board has determined that Mr. Darwent qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board has considered the qualifications of the current members of the Audit Committee and has determined that they possess the skills necessary to review and analyze the Company’s financial statements and processes and to fulfill their other duties in accordance with the terms of the Audit Committee Charter.

The Audit Committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the Company’s internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the Code of Conduct and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the Audit Committee Charter. A copy of the Audit Committee Charter is available under the “Investor Relations-Governance” section of our website at:
www.investors.digitalmediasolutions.com/governance/governance-documents/default.aspx.

Director Nomination Agreement

At the Closing, the Company entered into the Director Nomination Agreement with Sponsor, Sponsor PIPE Entity, Clairvest Group Inc. and Prism, pursuant to which, among other things, (i) each of Sponsor PIPE Entity, Clairvest and Prism obtained certain rights to designate a certain number of individuals to be nominated for election to the Board as of and, subject to certain conditions, from and after, the Closing, (ii) Sponsor obtained the right to designate one director to be nominated for election to the Board as of the Closing and (iii) the Chief Executive Officer of the Company will be a member of the Board as of and, subject to certain conditions, from and after the Closing.

The Director Nomination Agreement entitles Clairvest or its permitted assigns to designate director nominees to the Board from and after the Closing as follows:

1. two individuals to be nominated for election to the Board, one of whom shall be independent under the applicable rules of the NYSE, for so long as Clairvest and Prism collectively Beneficially Own (as defined in the Director Nomination Agreement) or control, directly or indirectly, at least 40% of the total number of issued and outstanding shares of New DMS Class A Common Stock, New DMS Class B common stock and New DMS Class C common stock all considered together as a single class (the “Voting Interests”); or

2. one individual to be nominated for election to the Board for so long as Clairvest Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests issued and outstanding.

The Director Nomination Agreement entitles Prism or its permitted assigns to designate one individual to be nominated for election to the Board from and after the Closing for so long as Prism Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests issued and outstanding.
The Director Nomination Agreement entitles Clairvest and Prism to mutually designate one additional director nominee, who will be independent, and qualified to serve on the audit committee of the Board, under the applicable rules of the NYSE (or any applicable exchange on which the Company’s securities may be listed) and the SEC (including Rule 10A-3 of the Exchange Act) (the “Independence Requirements”), for so long as Clairvest and Prism collectively Beneficially Own or control, directly or indirectly, at least fifty percent (50%) of the total number of Voting Interests issued and outstanding.

The Director Nomination Agreement entitles Sponsor PIPE Entity or its permitted assigns to designate one individual to be nominated for election to the Board, who will be independent, and qualified to serve on the audit committee of the board of the Company, under the Independence Requirements, from and after the Closing for so long as Sponsor PIPE Entity Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests issued and outstanding.

The Director Nomination Agreement requires the Company to take all necessary and desirable actions, such that the CEO Director will serve on the Board for so long as Prism Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests issued and outstanding or, if earlier, the CEO Director (as defined in the Director Nomination Agreement) ceases to be the Chief Executive Officer of the Company.

The Director Nomination Agreement requires each of Sponsor, Sponsor PIPE Entity, Clairvest and Prism to vote, or cause to be voted, all of their respective Voting Interests at any meeting (or written consent) of the stockholders of the Company with respect to the election of directors in favor of each of the individuals designated to be nominated for election to the Board in accordance with the Director Nomination Agreement.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Company qualifies as a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For 2020, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”) Joseph Marinucci, Chief Executive Officer; Joseph Liner, Chief Revenue Officer and Randall Koubek, Chief Financial Officer:

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Joseph Marinucci Chief Executive Officer	2020	$320,333	$933	$170,311	$767,500		$32,692	$1,291,769
	2019	$260,000						$260,000
Joseph Liner Chief Revenue Officer	2020	$397,660	$1,299	$287,963	$63,898	$2,917	$202,958(6)	$956,695
	2019	$300,000	$192,874				$8,477	$501,351

Randall Koubek Chief Financial Officer	2020	$251,522	$1,000,729	$127,925	$28,384	$4,861	$29,929	$1,438,489
	2019	$250,000	$100,000					$350,000

(1) During 2020, we took temporary precautionary measures intended to help minimize the risk of the COVID-19 pandemic to our employees, our advertisers and the communities in which we participate, which could negatively impact our business, and implemented a Coronavirus Communications Plan, including a 90-day 20% reduction in the salaries of all of our employees at or above the director level, with the unpaid salary amounts to be repaid at a future date, along with a 5% bonus (subject to the satisfaction of certain conditions) for the months of April, May and June 2020. On July 22, 2020, the 5% bonus was paid: Mr. Marinucci received $933; Mr. Liner received $1,299; and Mr. Koubek received $729.

(2) On July 24, 2020, the Company paid a discretionary cash bonus to Mr. Koubek in the amount of $995,139 in recognition of extraordinary services provided to the Company for his efforts in the Business Combination.

(3) Messrs. Liner and Koubek were participants in the Digital Media Solutions, LLC Employee Incentive Plan (the “EIP”), which was a transaction-based bonus plan. In connection with the Business Combination, each of Messrs. Liner and Koubek entered into a letter agreement with DMS, pursuant to which they waived their respective rights to receive any transaction bonus under the EIP in exchange for a lump-sum cash payment equal to $2,917, and $4,861, respectively, and the potential to receive equity incentive awards from the Company in the future.

(4) These amounts represent the aggregate grant date fair value of options and and/or restricted stock units (“RSUs”) granted in 2020, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

(5) Represents Mr. Liner’s commission payments under our Direct Sales Commissions Plan, which entitles Mr. Liner to 6% of gross profits for direct sales introduced and closed by him, and 3% of gross profits for direct sales where Mr. Liner either introduced or closed the sale (but not both).

(6) The other compensation listed in this column for 2020 includes: (a) for Mr. Marinucci (i) matching contributions under our 401(k) savings plan of $10,586; and (ii) medical benefits of $22,106; (b) for Mr. Liner (i) matching contributions under our 401(k) savings plan of $9,081; and (ii) medical and long term disability benefits of $23,427; and (c) for Mr. Koubek (i) matching contributions under our 401(k) savings plan of $11,325; and (ii) medical, long term disability and other benefits of $18,604.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for the Company’s Named Executive Officers were base salary, equity awards of options and RSUs. Mr. Liner was also eligible to participate in our Direct Sales Commission Plan. The Company’s Named Executive Officers are also eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending, short- and long-term life insurance on the same basis as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Name	2019 Base Salary ($)	Salary Increase (%)	2020 Base Salary ($)
Joseph Marinucci	$260,000	23.08%	$320,000
Joseph Liner	$300,000	33.33%	$400,000
Randall Koubek	$250,000		$250,000

Bonuses

Messrs. Liner and Koubek were participants in the EIP, a transaction-based bonus plan. In connection with the Business Combination, each of Messrs. Liner and Koubek entered into a letter agreement with DMS, pursuant to which they waived their respective rights under the EIP in exchange for a lump-sum cash payment from the Company equal to $2,917, and $4,861, respectively, and the potential to receive equity incentive awards from the Company in the future.

Equity Compensation

Our Compensation Committee administers our Equity Plan and approves the amount of and terms applicable to grants of stock options and RSUs to employees, including the Named Executive Officers.

The Company’s stock options allow employees, including our Named Executive Officers, to purchase shares of our common stock at a price equal to the fair market value of our Common Stock on the date of grant. Generally, stock options granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. Stock options generally vest over a three-year period, subject to continued employment, and generally expire ten years from the date of grant. In 2020, Mr. Marinucci received an option award covering 51,020 shares; Mr. Liner received an option award covering 19,142 shares; and Mr. Koubek received an option award covering 8,503 shares.

Generally, RSUs granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. RSUs generally vest over a three-year period, subject to continued employment with the Company. In 2020, Mr. Marinucci received an award of 105,000 RSUs; Mr. Liner received an award of 39,393 RSUs; and Mr. Koubek received an award of 17,500 RSUs.

For the grant date fair values of the options and RSUs, please see the Summary Compensation Table above.

Perquisites

The Company provides the Named Executive Officers with benefits, including medical, dental and vision plans; basic life insurance; and long-term and short-term disability, in each case, at no cost to the executive. Named executive officers also participate in our 401(k) retirement plan, with the same Company-matching contributions as all our salaried employees. The 401(k) plan provides for an employer matching contribution of 4% percent of up to 5% percent of all eligible contributions. The Company does not maintain a defined benefit pension plan or any supplemental retirement benefits.

Executive Employment Arrangements

Employment Arrangements with Joseph Marinucci

Mr. Marinucci is not party to an employment agreement or offer letter with DMS. Pursuant to Mr. Marinucci’s RSU award agreement, unvested portions of his RSU award accelerate in certain circumstances, as further described below under“—Potential Payments Upon Termination / Change in Control.”

Employment Arrangement with Joseph Liner

Mr. Liner is a party to an offer letter with DMS dated November 15, 2018. The offer letter provides for an annual base salary of $300,000. As provided under the terms of the offer letter, following one year of employment, Mr. Liner and DMS negotiated in good faith regarding his annual salary level, and it was increased to $400,000 effective January 9, 2020. Mr. Liner is also entitled to receive employee benefits provided by DMS at no cost to Mr. Liner. Mr. Liner’s offer letter provides for at-will employment.

Pursuant to his offer letter, Mr. Liner was eligible to earn a $200,000 sign-on bonus with $50,000 becoming payable every three months (on December 15, 2018, March 15, 2019, June 14, 2019 and September 21, 2019), such that $150,000 was paid in 2019. Mr. Liner was also eligible to earn monthly performance incentives and annual performance incentives under our Performance Incentive Plan equal to a percentage of gross profits from direct sales introduced and/or closed by him and a percentage of DMS’ net revenues. As of December 31, 2020, the Performance Incentive Plan is no longer in effect.

Mr. Liner is entitled in his offer letter to certain severance benefits in the event his employment is terminated without “cause,” as described in more detail below. Additionally, pursuant to his RSU award agreement, unvested portions of his RSU award accelerate in certain circumstances, as further described below under “—Potential Payments Upon Termination / Change in Control.”

Employment Arrangement with Randall Koubek

Mr. Koubek is a party to an offer letter with DMS, dated October 23, 2018. The offer letter provides for an annual base salary of $250,000 for Mr. Koubek. Mr. Koubek is also entitled to receive employee benefits provided by DMS at no cost to Mr. Koubek. Mr. Koubek’s offer letter provides for at-will employment.

Pursuant to his offer letter, Mr. Koubek is eligible to earn an annual discretionary bonus of not less than 20% of his then-current base salary at the end of each calendar year. The annual bonus applicable to Mr. Koubek’s service in 2018 and the first quarter of 2019 was paid in the second quarter of 2019. The annual bonus for the remainder of 2019 was paid during the first quarter of 2020.

Mr. Koubek is entitled under his offer letter to certain severance benefits in the event his employment is terminated without “cause,” as described in more detail below. Additionally, pursuant to his RSU award agreement, unvested portions of his RSU award accelerate in certain circumstances, as further described below under“—Potential Payments Upon Termination / Change in Control.”

Potential Payments Upon Termination / Change in Control

The offer letters with each of Messrs. Liner and Koubek provide that in the event of a termination without “cause” by DMS, Mr. Liner (for six months) and Mr. Koubek (for one year) would be entitled to (i) continued payment of their respective base salary, and (ii) payment of DMS’ portion of the premium for healthcare continuation coverage under COBRA at the same level of coverage they were entitled to at the time of termination of employment. In the event Mr. Koubek is terminated as a result of a change in control of DMS, the base salary component of his severance entitlement will become payable in a lump sum upon the change in control, provided that the executive executes a general release of claims.

“Cause” means: (i) the executive’s violation of Company’s current documented policies; (ii) the executive’s failure to substantially perform the executive’s duties under this Agreement; (iii) the executive’s failure to reasonably cooperate with any lawful investigation undertaken by the Company; (iv) the executive’s gross negligence or breach of fiduciary duty or (v) any (A) conviction of the executive under any local, state, provincial or federal statute which makes the performance of the executive’s duties impracticable or impossible, (B) arrest of the executive for any criminal offense against the Company or its personnel, affiliates, or customers, or (C) arrest of the executive for any other felony criminal offense which in the view of the

Company may harm the reputation of the Company or any of its affiliates; (vi) any intentional misconduct, gross incompetence or conduct materially incompatible with the Employee’s duties hereunder, or prejudicial to the Company’s business; or (vii) gross insubordination or willful disobedience to the lawful directions of management of the Company, provided that the executive has been given written notice thereof and has failed to correct such conduct forthwith.

Treatment of Unvested Equity Awards of Our Named Executive Officers

Termination Without Cause. Pursuant to the RSU and option award agreements, a pro rata portion of the RSUs and options subject to the award agreements will vest upon termination of the Named Executive Officer’s employment without cause, provided that the executive executes a general release of claims. The pro rata number of RSUs and options that will vest will be equal to the number of RSUs and options that are scheduled to vest on the next applicable vesting date, multiplied by the quotient of the number of full calendar months the executive was employed following July 16, 2020 divided by twelve.

Death or Disability. Pursuant to the RSU and option award agreements, a pro rata portion of the RSUs and options subject to the award agreements will vest upon the Named Executive Officer’s death or disability. The pro rata number of RSUs and options that will vest will be equal to the number of RSUs and options that are scheduled to vest on the next applicable vesting date.

Termination Following a Change of Control. Pursuant to the RSU and option award agreements, if the Named Executive Officer’s employment is terminated without cause within twenty-four months following a change of control, all RSUs and options will immediately vest, provided that the executive executes a general release of claims.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our Named Executive Officers concerning unexercised stock option awards and unvested RSU awards as of December 31, 2020.

		Options				Stock
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Marinucci Chief Executive Officer	10/28/2020		51,020	$7.31	10/28/2030	105,000
	10/28/2020					105,000	$1,264,200
Joseph Liner Chief Revenue Officer	10/28/2020		19,142	$7.31	10/28/2030
	10/28/2020					39,393	$474,292
Randall Koubek Chief Financial Officer	10/28/2020		8,503	$7.31	10/28/2030
	10/28/2020					17,500	$210,700

1.The options and RSUs vest in three equal annual installments beginning on the first anniversary of the closing of the Business Combination, subject, in each case, to the executive’s continued employment on each applicable vesting date.

2.The dollar values are calculated using a per share stock price of $12.04, the closing price of our common stock reported on NYSE on December 31, 2020.

NON-EMPLOYEE DIRECTOR COMPENSATION

In 2020, our Board of Directors approved the following yearly cash compensation for non-employee directors.

Cash ($)
Annual director retainer	$40,000
Lead director annual retainer	$20,000
Audit Committee chairman annual retainer	$20,000
Compensation Committee chairman annual retainer	$15,000
Audit Committee member annual retainer	$10,000
Compensation Committee member annual retainer	$7,500

In October 2020, the Board of Directors approved a grant of 13,000 RSUs to each of the non-employee directors, which will vest on the date of the 2021 annual stockholder meeting, June 24, 2021.

2020 Director Compensation

The following table lists the compensation paid to our non-employee directors during 2020:

Name(1)	Fees Earned or Paid in Cash	Stock Awards($)	Total
Robbie Isenberg	$21,771	$95,030	$116,801
James Miller	$21,771	$95,030	$116,801
Mary Minnick	$38,958	$95,030	$133,988
Lyndon Lea	$22,917	$95,030	$117,947
Robert Darwent	$27,500	$95,030	$122,530

1.In addition to serving as a director, Mr. Marinucci serves as our Chief Executive Officer and his compensation is reflected in the Summary Compensation Table. Mr. Borghese serves as our Chief Operating Officer. Messrs. Marinucci and Borghese do not receive any compensation for serving as directors. Accordingly, they are omitted from the table.

2.Represents the full grant date fair value of RSUs granted in 2020, calculated in accordance with FASB ASC Topic 718. We value RSUs using the closing market price of our common stock reported on NYSE on the applicable grant date. All RSUs vest on the 2021 annual meeting of stockholders, provided the director remains in continuous service with the Company through such date. For additional valuation assumptions, see Note 12 to our Consolidated Financial Statements for the fiscal year ended December 31, 2020.

Outstanding Equity Awards of Directors at Fiscal Year End

The following table lists the number of outstanding RSU awards and held by our non-employee directors as of December 31, 2020. The reported numbers reflect only grants made by the Company and do not include any other shares of our common stock that a director may have acquired on the open market.

Name	Stock Awards (#)
Robbie Isenberg	13,000
James Miller	13,000
Mary Minnick	13,000
Lyndon Lea	13,000
Robert Darwent	13,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information known to us regarding the beneficial ownership of shares of Common Stock as of the close of business on March 15, 2021 by:

•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of any class of DMS Common Stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have or will have as of March 8, 2020, as applicable, sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owners(1)	Class A Common Stock		Class B Common Stock		Total Voting Securities
	Number of Share	% of Class(9)	Number of Share	% of Class	Number of Share	%(9)
Leo Investors Limited Partnership(2)	5,012,718	14%	—	—	5,012,718	8.1%
Lion Capital (Guernsey) Bridgeco Limited(3)	5,624,282	16.7%	—	—	5,624,282	9.4%
Prism Data, LLC(4)	18,958,914	54.7%	25,999,464	100%	44,958,378	74.2%
Clairvest Group Inc. and affiliates(5)	18,958,914	54.7%	25,999,464	100%	44,958,378	74.2%
Luis Ruelas(6)	—	—	7,307,770	28.1%	7,307,770	12.2%
Joseph Marinucci(4)	19,499,326	55.5%	25,999,464	100%	45,498,790	74.4%
Fernando Borghese(6)	544,916	1.6%	5,731,587	22%	6,276,503	10.4%
Robert Darwent(7)	—	—	—	—	—	—
Robbie Isenberg	—	—	—	—	—	—
Lyndon Lea(8)	2,000,000	6%	—	—	2,000,000	3.4%
James H. Miller	—	—	—	—	—	—
Mary E. Minnick	21,000	*	—	—	21,000	*
Matthew Goodman(6)	—	—	2,579,223	9.9%	2,579,223	4.3%
Randall Koubek	—	—	—	—	—	—
Joey Liner	—	—	—	—	—	—
All DMS’ directors and executive officers as a group (13 individuals)	22,065,242	61.8%	25,999,464	100%	48,064,706	77.9%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Digital Media Solutions, Inc., 4800 140th Avenue N., Suite 101, Clearwater, FL 33762.

(2)	Based on information set forth in Amendment No. 1 to the Schedule 13G/A filed with the SEC on February 16, 2021. The Schedule 13G/A indicates 3,012,718 shares of Class A Common Stock and warrants to purchase 2,000,000 shares of Class A Common Stock are owned by Leo Investors Limited Partnership. Leo Investors Limited Partnership is controlled by its general partner, Leo Investors General Partner Limited, which is governed by a three member board of directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of the Company’s sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Company’s sponsor. Based on the foregoing analysis, no individual director of the general partner of Leo Investors Limited Partnership exercises voting or dispositive control over any of the securities held by Leo Investors Limited Partnership, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Leo Investors Limited Partnership is 21 Grosvenor Place, London, SW1X 7HF.

(3)
Based on information set forth in the Schedule 13G filed with the SEC on February 16, 2021 by Lion Capital (Guernse) Bridgeco Ltd. The address of the principal business office of Lion Capital (Guernsey) Bridgeco Limited is Trafalgar Court, Les Banques, St Peter Port, Guernsey.

(4)
Based on information set forth in Amendment No. 2 to the Schedule 13D filed with the SEC on October 26, 2020. The Schedule 13D/A indicates Prism Data, LLC has shared voting power over the shares of Class A Common Stock and warrants to purchase shares of Class A Common Stock held by Clairvest Group Inc. (as described in footnote (5)) as a result of the Director Nomination Agreement. Joseph Marinucci, as the manager of Prism Data, LLC, is deemed to have beneficial ownership over the interests shown. The Schedule 13D/A also indicates that Joseph Marinucci holds 538,912 warrants to purchase shares of Class A Common Stock. Joseph Marinucci also owns directly 1,500 shares of Class A Common Stock.

(5)
Based on information set forth in Amendment No. 1 to the Schedule 13D/A filed with the SEC on October 26, 2020. Interests shown consist of (i) shares of Class A Common Stock held by Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership, (ii) shares of Class B Common Stock acquired held by CEP V-A DMS AIV and (iii) warrants to purchase shares of Class A Common Stock held by CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership. Each of the foregoing limited partnerships has the power to make voting and dispositive decisions with respect to such shares and is an indirect subsidiary of Clairvest Group Inc. Interests shown also consist of the shares of Class B Common Stock held by Prism Data, LLC (as described in footnote (4)) over which Clairvest Group Inc. has shared voting power as a result of the Director Nomination Agreement. The business address of Clairvest Group Inc. and each of the foregoing limited partnerships is 22 St. Clair Avenue East, Suite 1700, Toronto, Ontario, Canada M4T 2S3.

(6)	Interests shown are based on such individual’s ownership interests in Prism Data, LLC. Fernando Borghese also owns directly 538,911 warrants to purchase shares of Class A Common Stock.

(7)
Does not include any shares indirectly owned by this individual as a result of his partnership interest in Leo Investors Limited Partnership or its affiliates. The business address of Mr. Darwent is 21 Grosvenor Place, London, SW1X 7HF.

(8)
Based on the Schedule 13G filed with the SEC on February 16, 2021. Interests consist of shares of Class A Common Stock beneficially owned by Lion Capital Fund IV, L.P., Lion Capital Fund IV-A, L.P., Lion Capital Fund IV (USD), L.P., Lion Capital Fund IV-A (USD), L.P., Lion Capital Fund IV SBS, L.P., and Lion Capital Fund IV SBS (USD), L.P., each of which is managed by Lion Capital IV GP Limited, which is controlled by Lyndon Lea. Does not include any shares indirectly owned by this individual as a result of his partnership interest in Leo Investors Limited Partnership or its affiliates. The business address of Lyndon Lea is 21 Grosvenor Place, London, SW1X 7HF.

(9)
Assumes 33,686,599 shares of Class A Common Stock, 25,999,464 shares of Class B Common Stock and, for each individual or entity that holds warrants to purchase shares of Class A Common Stock, the number of warrants held by such individual or entity are outstanding.

Change in Control
As discussed in more detail in Part I, Item 1 of this Form 10-K, on
July 15, 2020, Leo consummated the Business Combination and domesticated as a corporation incorporated in the state of Delaware. At the closing of the Business Combination, DMS Inc. acquired the equity in Blocker and a portion of the equity of

Digital Media Solutions Holding, LLC (“DMSH”) and Blocker became the sole managing member of DMSH, and Leo was renamed Digital Media Solutions, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

Policies and Procedures for Related Person Transactions

The Company has adopted a written related person transaction policy that sets forth the procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which DMS was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person has or will have a direct or indirect material interest, subject to certain exceptions.

A “Related Person” means:

•any director or executive officer, or nominee for director of DMS;
•any person who is the beneficial owner of more than five percent (5%) of DMS’ Common Stock; and
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of DMS’ Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or beneficial owner of more than five percent (5%) of DMS’ Common Stock.

DMS also has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee has the responsibility to review and approve any related party transactions that are in the best interests of the Company and its stockholders.

To identify any transactions with such related parties, upon nomination or appointment, each director nominee and executive officer completes a questionnaire listing his or her related parties, and any transactions with the Company in which the officer or director or their family members have an interest. Additionally, at the end of each year, each director and executive officer is required to update his or her related parties, and confirm that he or she has disclosed any applicable transactions.

During the year ended December 31, 2020, we did not engage in any transactions with our directors and executive officers, nor are any such transactions currently proposed, in which a related person had or will have a direct or indirect material interest, except as set forth below.

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

Tax Receivable Agreement

In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheet.
As of December 31, 2020, the total amount under the Tax Receivable Agreement was $16.3 million, of which $510 thousand was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

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

On July 29, 2020, the Company’s Chief Executive Officer and Chief Operating Officer executed joinder agreements to the Lock-Up Agreement in connection with Prism’s distribution of 538,912 and 538,911 Seller Warrants to Chief Executive Officer and Chief Operating Officer, respectively, as a permitted transfer under the Amended Warrant Agreement and the Lock-Up Agreement.

Management Agreement

In consideration for various management and advisory services, prior to the Business Combination, DMSH paid to one of its members a quarterly retainer of $50,000 plus any out-of-pocket expenses. The total expense for the years ended December 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively, which was recorded in General and administrative expenses in the consolidated statements of operations. The management agreement was terminated in connection with the Business Combination.

Prism Incentive Agreement

On October 1, 2017, DMS, through a subsidiary, acquired the assets of Mocade Media LLC (“Mocade”). On that date, in connection with the acquisition, DMS also entered into a consulting agreement with Singularity Consulting LLC (“Singularity”), a Texas limited liability company owned by the former management of Mocade. On August 1, 2018, in order to further incentivize Singularity’s efforts with respect to the acquired Mocade assets, DMS entered into an amendment to the Singularity consulting agreement. On that date, Prism Data, the then majority equityholder of DMS, also entered into an incentive agreement with Singularity, to which DMS was not a party, providing for certain incentive payments to be accounted for in accordance with applicable accounting standards by Prism Data to Singularity in the event of certain specified change of control sale transactions involving DMS. Following the Business Combination, in November 2020, DMS and Singularity resolved all outstanding amounts due under the Singularity consulting agreement between DMS and Singularity with a payment of $850,000. In addition, Prism Data and Singularity agreed that Singularity would be entitled to a payment from Prism Data of $2,000,000 in the event of certain specified change of control sale transactions involving DMS.

DMSH Member Tax Distributions

For the years ended December 31, 2020 and 2019, tax distributions to members of DMSH were $0.2 million and $21.6 million, respectively.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

DIRECTOR INDEPENDENCE

The Board annually assesses the independence of all directors. No director qualifies as “independent” unless the Board affirmatively determines that the director is independent under the listing standards of NYSE. Our Corporate Governance Guidelines require that a majority of our directors be independent. Our Board believes that the independence of directors and committee members is important to assure that the Board and its committees operate in the best interests of the shareholders and to avoid any appearance of conflict of interest.

Under NYSE standards, our Board has determined that the following five directors are independent: Robbie Isenberg; James Miller; Mary Minnick; Lyndon Lea; and Robert Darwent. Mr. Marinucci is not independent, because he serves as our Chief Executive Officer and Mr. Borghese is not independent, because he serves as our Chief Operating Officer.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid Independent Registered Public Accounting Firms

During the period from November 29, 2017 (inception) through December 31, 2019, WithumSmith&Brown PC, served as Leo’s independent registered public accounting firm. On July 15, 2020, the Audit Committee of our Board of Directors approved a resolution appointing Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2020, replacing WithumSmith&Brown PC, who was dismissed as the Company’s independent registered public accounting firm, effective immediately.

The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firms for fiscal years 2020 and 2019:

	2020	2019
Audit Fees (1)	$4,890,255	$177,170
Audit Related Fees (2)	$121,827	$0
Tax Fees (3)	$243,634	$117,498
All Other Fees (4)	$91,804	$146,814
Total	$5,347,520	$441,482

1.Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings, and other fees billed in connection with the Business Combination.

2.Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

3.Tax fees consist of fees billed for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.

4.Other fees consist of fees billed for advisory services that are not included in the above categories.

Approval of Audit and Permissible Non-Audit Services

Our Audit Committee Charter requires the Audit Committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The Audit Committee will not approve any services that are not permitted by SEC rules.

The Audit Committee pre-approved all audit and audit related, tax and non-audit related services to be performed for us by our independent registered public accounting firm.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
a.The following documents are filed as part of this Annual Report:
1. Financial Statements. The list of consolidated financial statements, and related notes thereto, along with the     independent auditors’ report are set forth in Part IV of this Annual Report in the Index to Consolidated Financial Statements and Schedule presented below.
2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto.
Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
3. Exhibits. See Item 15(b) below.
b. Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this Annual Report.

DIGITAL MEDIA SOLUTIONS, INC.

SCHEDULE II
DIGITAL MEDIA SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

Column A		Column B	Column C		Column D	Column E
Description		Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts receivable reserves	2019	$952	836	220	1,067	$941
	2020	$941	$3,039	$—	$859	$3,121
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Description
2.1+
Business Combination Agreement, dated April 23, 2020, by and among Leo Holdings Corp, Digital Media Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K/A filed with the SEC on April 24, 2020).

2.2	Amendment No. 1 to Business Combination Agreement, dated July 2, 2020 (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
3.1
Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).

3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
4.1	Form of Specimen Class A Common Stock Certificate of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
4.2
Form of Specimen Warrant Certificate of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 4.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).

4.3
Amended and Restated Warrant Agreement, dated July 15, 2020, by and among Leo Holdings Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

4.4*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Leo Holdings, Corp.’s Current Report on Form 8-K/A filed with the SEC on April 24, 2020).
10.2
Amended and Restated Sponsor Shares and Warrant Surrender Agreement, dated as of June 22, 2020, by and among Leo Holdings Corp., Leo Investors Limited Partnership and other parties thereto (incorporated by reference to Exhibit 10.1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.3+
Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated July 15, 2020 (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated January 19, 2021.
10.5	Director Nomination Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., Leo Investors Limited Partnership, Lion Capital (Guernsey) Bridgeco Limited, Clairvest Group Inc. and Prism Data, LLC (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.6
Amended and Restated Registration Rights Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., as successor to Leo Holdings, Corp., and the other parties thereto (incorporated by reference to Exhibit 10.5 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.7	Tax Receivable Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, CEP V Co-Investment Limited Partnership and Clairvest GP Manageco Inc. (incorporated by reference to Exhibit 10.6 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).
10.10#	Digital Media Solutions, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.11#
Form of Restricted Share Unit Award Agreement (Employee) (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).

10.12#
Form of Restricted Share Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).

10.13#	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).
10.14#	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.10 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.15#	Letter Agreement, dated July 8, 2020, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.11 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.16#
Offer Letter, dated November 21, 2018, by and between Digital Media Solutions, LLC and Joey Liner (incorporated by reference to Exhibit 10.12 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.17#	Offer Letter, dated October 23, 2018, by and between Digital Media Solutions, LLC and Randall Koubek (incorporated by reference to Exhibit 10.13 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.18#
Offer Letter, dated February 13, 2021, by and between Digital Media Solutions, Inc. and Vasundara Srenivas (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.19+
Credit Agreement, dated July 3, 2018, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent and Lead Arranger (incorporated by reference to Exhibit 10.14 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.20
Incremental Amendment to Credit Agreement, dated July 1, 2019, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.21
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

10.22	Amendment No. 3 to Credit Agreement, dated January 7, 2020, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of its affiliates party thereto, and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.17 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.23+
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

10.24
Amendment No. 5 to Credit Agreement, dated February 1, 2021, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of the affiliates of Digital Media Solutions, LLC party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on February 4, 2021).

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated July 15, 2020 (incorporated by reference to Exhibit 16.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information for the period ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________________________________
* Documents filed herewith.

+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

# Management contract and compensatory plan and arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Digital Media Solutions, Inc.

Date: March 16, 2021	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2021	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2021	/s/ Randall Koubek
	Name:	Randall Koubek
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2021	/s/ Fernando Borghese
	Name:	Fernando Borghese
	Title:	Chief Operating Officer and Director

Date: March 16, 2021	/s/ Mary Minnick
	Name:	Mary Minnick
	Title:	Chairperson of the Board

Date: March 16, 2021	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Director

Date: March 16, 2021	/s/ Robbie Isenberg
	Name:	Robbie Isenberg
	Title:	Director

Date: March 16, 2021	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Director

Date: March 16, 2021	/s/ James Miller
	Name:	James Miller
	Title:	Director