Form 10-K/A
period 2020-12-31
Digital Media Solutions, Inc.
filed 2021-05-18
CIK 1725134

Prospectus Supplement No. 8 (to prospectus dated August 7, 2020)	Filed Pursuant to Rule 424(b)(3) Registration No. 333-240278

DIGITAL MEDIA SOLUTIONS, INC.
73,444,102 Shares of Class A Common Stock
4,000,000 Warrants to Purchase Class A Common Stock

This prospectus supplement relates to the prospectus dated August 7, 2020, as supplemented thereafter (the “Prospectus”), related to (i) the issuance by Digital Media Solutions, Inc., a Delaware corporation (“DMS”), of up to 13,999,078 shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”), upon exercise of warrants to purchase Class A Common Stock at an exercise price of $11.50 per share (“DMS Warrants”) and (ii) the offer and sale, from time to time, by the selling holders identified in the Prospectus, or their permitted transferees, of (A) up to 59,445,024 shares of Class A Common Stock and (B) up to 4,000,000 DMS Warrants.
This prospectus supplement is being filed to update and supplement the information contained in the Prospectus with the information contained in DMS’s (i) Amendment No. 1 to our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on May 17, 2021 (“Amended Annual Report”), and (ii) Quarterly Report on Form 10-Q, which we filed with the Securities and Exchange Commission on May 17, 2021 (“Quarterly Report”). Accordingly, we have attached to this prospectus supplement the Amended Annual Report and the Quarterly Report.
This prospectus supplement updates and supplements the information in the Prospectus and is not complete without, and may not be delivered or utilized except in combination with, the Prospectus, including any amendments or supplements thereto. This prospectus supplement should be read in conjunction with the Prospectus and if there is any inconsistency between the information in the Prospectus and this prospectus supplement, you should rely on the information in this prospectus supplement.
The Class A Common Stock and DMS Warrants are traded on the New York Stock Exchange under the symbols “DMS” and “DMS WS,” respectively.

Investing in our securities involves risks. See “Risk Factors” beginning on page 24 of the Prospectus and in any applicable prospectus supplement.
Neither the SEC nor any state securities commission has approved or disapproved of these securities or passed upon the adequacy or accuracy of the Prospectus or this prospectus supplement. Any representation to the contrary is a criminal offense.

The date of this prospectus supplement is May 17, 2021.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Digital Media Solutions, Inc.

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

This Amendment No. 1 to Form 10-K/A (this "Amendment" or "Form 10-K/A") amends the Digital Media Solutions, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission ("SEC") on March 16, 2021 by the Company (the "Original Form 10-K") (as amended hereinafter referred to as the “Annual Report,” unless otherwise noted). This Amendment restates the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2020. See Note 1, Restatement of Previously Issued Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the impacted quarters during the year ended December 31, 2020 has also been restated. See Note 16, Quarterly Financial Information (unaudited), in Part II, Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Staff Statement, the Company reevaluated the accounting treatment of the Company’s Public and Private Placement Warrants (the “Warrants”) issued in connection with the Business Combination Agreement, dated April 23, 2020, as amended on July 2, 2020 (the “Business Combination”) and recorded in equity in the Company’s consolidated balance sheet as a result of the Business Combination occurring on July 15,

2020. Because the Company’s Private Placement Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Placement Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. There was no change to the classification of the Company’s Public Warrants as a result of the SEC Staff Statement and the Company’s reevaluation, and therefore the Public Warrants continue to be classified in equity.

Accordingly, due to this restatement, the Private Placement Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, as well as of the date of the Business Combination, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The Warrants continue to be deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Placement Warrants recognized for book purposes.
As a result of classifying the Private Placement Warrants as liabilities, a portion of our transaction issuance costs that were previously included in equity were allocated to the Private Placement Warrants and recorded as general and administrative expenses.
Impact of the Restatement
The impact of these adjustments was an increase of $9.2 million to the net loss and the net loss attributable to Digital Media Solutions, Inc., for the year ended December 31, 2020, and an increase to total liabilities of $22.1 million and a corresponding decrease to total equity of $22.1 million as of December 31, 2020.
The restatement of the financial statements had no effect on the Company’s liquidity, cash or cash equivalents or cash flows from operating, investing and financing activities or the Company’s compliance with its debt covenants.
See Note 1 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related effects on the Company’s financial statement.
Internal Control Considerations
In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.
Items Amended in this Form 10-K/A
For reasons discussed above, the Company is filing this Amendment in order to amend the following items in our Original Form 10-K to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.
Part I, Item 1A. Risk Factors.
Part II, Item 6. Selected Financial Data.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8. Financial Statements and Supplementary Data.
Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. In addition, this Annual Report includes revisions in Item 11 and Item 14 to correct certain information in the Summary Compensation Table, fees paid to our principal accountant, and clarify the related narrative disclosure.
This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.
The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC, and not on any previously issued or filed reports, earnings release or similar communications relating to these periods.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this

Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
Digital Media Solutions, Inc. formerly known as Leo Holdings Corp. (“Leo”), was originally incorporated on November 29, 2017 as a Cayman Islands exempted company as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 15, 2020, Leo consummated a transaction structured similar to a reverse recapitalization Business Combination and domesticated as a corporation incorporated in the state of Delaware, following which its securities began trading on the New York Stock Exchange (the “NYSE”).
Cautionary Note Regarding Forward-Looking Statements
References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.
This Annual Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “will,” “may,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the recent Aimtell/PushPros acquisition; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on NYSE of our common stock and warrants; and (13) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC. There may be additional risks that we consider immaterial or which are unknown, and it is not possible to predict or identify all such risks. DMS cautions that the foregoing list of factors is not exclusive. In addition, DMS cautions readers not to place undue reliance upon any forward-looking statements, which speak only as of the date made. DMS does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The Company is headquartered in Clearwater, Florida with nearly 400 employees as of December 31, 2020.
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
•the change in fair value of our Private Placement Warrants at each reporting period and the potential that such change may adversely affect our net income (loss) in our consolidated statements of earnings (loss), and
•dependence on key personnel to operate our business, and our management team has limited experience managing a public company.

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
•volatility in the trading price on NYSE of our common stock and warrants; and
•fluctuations in value of our private placement warrants.

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

Our Class A Common Stock and Public Warrants are listed on the NYSE. The following factors could cause the price of Class A Common Stock and the Warrants in the public market to fluctuate significantly:

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

Our Private Placement Warrants are accounted for as liabilities and the changes in value of our Private Placement Warrants could have a material effect on our financial results.

We account for our private placement warrants as derivative liabilities whereby we are required to remeasure the fair value of such liabilities at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate office is located in a leased premise at 4800 140th Avenue N. Suite 101, Clearwater, Florida. We lease real property where appropriate to support our business, and we believe our leased properties are not material to our business. In addition, we believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.
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

	Years Ended December 31,
	2020 As Restated[1]	2019	2018	2017
Net revenue	$332,856	$238,296	$137,681	$66,794
Cost of revenue	234,731	161,575	81,496	35,665
Salaries and related costs	33,386	27,978	22,078	14,191
General and administrative expenses	30,020	19,927	12,104	9,758
Acquisition costs	4,814	19,234	10,388	2,271
Depreciation and amortization	17,954	9,745	5,295	2,145
Other income	—	—	—	(2,311)
Income (loss) from operations	11,951	(163)	6,320	5,075
Interest expense	13,740	10,930	4,614	800
Change in fair value of warrant liabilities	8,840	—	—	—
Loss on extinguishment of debt	—	—	303	—
Net income (loss) before income taxes	(10,629)	(11,093)	1,403	4,275
Income tax expense	3,085	137	—	—
Net income (loss)	(13,714)	(11,230)	1,403	4,275
Net loss attributable to non-controlling interest	(5,018)	—	—	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$8,696	$(11,230)	$1,403	$4,275

Weighted-average shares outstanding - basic	32,335	N/A2	N/A	N/A
Weighted-average shares outstanding - diluted	32,335	N/A	N/A	N/A
Earnings per share attributable to Digital Media Solutions, Inc.:
Basic	$(0.23)	N/A	N/A	N/A
Diluted	$(0.23)	N/A	N/A	N/A
1 Refer to Note 1.Restatement of Previously Issued Financial Statements Item 8. for a description of the restatement.
2 Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020.

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
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Years Ended December 31,
	2020 As Restated [3]	2019
Revenue by type:
Customer acquisition	91.8%	92.6%
Managed services	7.2%	6.1%
Software services	1.0%	1.3%
Total Net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	59.3%	73.3%
Marketplace	46.9%	30.8%
Other	2.8%	2.3%
Corporate and other	(9.0)%	(6.5)%
Total Net revenue	100.0%	100.0%
Salaries and related costs	10.0%	11.7%
General and administrative	9.0%	8.4%
Acquisition costs	1.4%	8.1%
Depreciation and amortization	5.4%	4.1%
Income (loss) from operations	(4.1)%	(0.1)%
Interest expense	4.1%	4.6%
Change in fair value of warrant liabilities	2.7%	—%
Net income (loss) before income taxes	(3.2)%	(4.7)%
Income tax expense	0.9%	0.1%
Net income (loss)	(4.1)%	(4.7)%
Net income (loss) attributable to non-controlling interest	(1.5)%	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	(2.6)%	(4.7)%
The following table presents the consolidated results of operations and the change from the prior period (in thousands):
3 Refer to Note 1 Restatement of Previously Issued Financial Statements Item 8. for a description of the restatement.

	Years Ended December 31,
	2020 As Restated [4]	2019	$ Change	% Change
Net revenue	$332,856	$238,296	$94,560	40%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	234,731	161,575	73,156	45%
Salaries and related costs	33,386	27,978	5,408	19%
General and administrative expenses	30,020	19,927	10,093	51%
Acquisition costs	4,814	19,234	(14,420)	(75)%
Depreciation and amortization	17,954	9,745	8,209	84%
Income (loss) from operations	11,951	(163)	12,114	(7432)%
Interest expense	13,740	10,930	2,810	26%
Change in fair value of warrant liabilities	8,840	—	8,840	—%
Net income (loss) before income taxes	(10,629)	(11,093)	464	(4)%
Income tax expense	3,085	137	2,948	—%
Net income (loss)	(13,714)	(11,230)	(2,484)	22%
Net income (loss) attributable to non-controlling interest	(5,018)	—	(5,018)	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	(8,696)	$(11,230)	$2,534	(23)%
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
4 Refer to Note 1 Restatement of Previously Issued Financial Statements within Item 8. for a description of the restatement.

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
General and administrative increased $10.1 million, or 51%, from $19.9 million for the year ended December 31, 2019 to $30.0 million for the year ended December 31, 2020, primarily driven by approximately $1.0 million of lease and other expenses related to certain office closures as well as an overall increase in insurance, audit and other compliance costs related to our new public company status, an increase in legal and professional fees due to compliance related legal activity, and an increase in our bank service charges due to increased merchant activity. These increases were partially offset by a decline in travel and office expenses due to COVID-19 restrictions.
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
Change in fair value of warrant liabilities. The change in Fair Value of Warrant Liabilities represents the fair value remeasurement adjustments to the outstanding Private Placement Warrants issued in connection with the Business Combination. The change in fair value of the outstanding Private Placement Warrants during 2020 was $8.84 million.
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

Income tax expense. For the years ended December 31, 2020 and 2019, the Company’s effective income tax rate was (29.02)% and (1.24)%, respectively. The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE, a wholly-owned U.S. corporate subsidiary of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. The impact of the fair value remeasurement adjustment for the Warrants do not qualify for tax deductibility; therefore, the expense is treated as an unfavorable rate item. As a result of the foregoing reasons, the Company’s effective tax rate differs materially from the statutory rate.

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

Adjusted EBITDA, is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) change in the fair value of warrant liabilities, (5) acquisition costs, (6) other expenses, (7) other non-recurring, infrequent or unusual costs (an item is considered to be non-recurring, infrequent or unusual if it is unlikely that it will recur in the next two years or if a similar charge or gain has not occurred in the preceding two years, in accordance with SEC rules), (8) future estimated cost savings resulting primarily from the reorganization of the W4 Performance Ad Network (“PAN”) within our Brand-Direct segment, including adjustments to headcount during the year ended December 31, 2019, as well as other operational synergies, (9) future estimated UE and SmarterChaos technology synergies and cost savings due to the use of an alternative vendor, (10) future estimated costs savings resulting primarily from reorganization of UE such as staff adjustments, use of lower cost distribution vendors, amongst others, (11) UE EBITDA from January 1, 2019 through October 31, 2019 (UE acquisition date) and SmarterChaos EBITDA from January 1, 2019 to July 16, 2020 (SmarterChaos acquisition date), and (12) uncollectible receivables outside of normal operations.

Unlevered Free Cash Flow is defined as Adjusted EBITDA, less capital expenditures, and Unlevered Free Cash Flow Conversion is defined as Unlevered Free Cash Flow divided by Adjusted EBITDA.

A reconciliation between Adjusted Net Income and Adjusted EPS to Net Income and Earnings Per Share, the most directly comparable GAAP measures, are presented below (In thousands, except per share data):

	Years Ended December 31,
	2020 As Restated	2019
Net income (loss)	$(13,714)	$(11,230)
Adjustments
Interest expense	13,740	10,930
Income tax expense	3,085	137
Depreciation and amortization	17,954	9,745
Change in the fair value of warrant liabilities (1)	8,840	—
Acquisition costs (2)	4,814	19,234
Other expenses (3)	4,493	1,033
Other non-recurring expenses (4)	6,370	3,076
Sub-total before additional adjustments	$45,582	$32,925
Additional adjustments
Estimated cost savings (5)	$1,056	$2,226
Technology synergies (7)	2,483	3,116
Estimated cost savings (6)	3,183	4,950
Acquisitions EBITDA (8)	400	9,718
Accounts reserved (9)	1,600	—
Adjusted EBITDA	$54,304	$52,935
Capital expenditures	$10,372	$6,553
Unlevered Free Cash Flow	$43,932	$46,382
Unlevered Free Cash Flow Conversion	81%	88%
(1)Mark-to-market warrant liability adjustments.
(2)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(3)Balance includes legal fees associated with acquisitions, stock-based compensation, investor management fees and costs related to philanthropic initiatives.
(4)Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance payments due to company reorganization and private warrant transaction related costs.
(5)These are estimated cost savings primarily from reorganization of the company.
(6)These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(7)These are annualized estimated cost savings resulting primarily from reorganization of UE and SmarterChaos.com and related entities (“SmarterChaos”).
(8)Includes UE EBITDA from January 1, 2019 to October 31,2019 (UE acquisition date), and SmarterChaos EBITDA from January 1, 2019 to July 16, 2020 (SmarterChaos acquisition date).
(9)This represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Years Ended December 31,
	2020 As Restated	2019
Unlevered Free Cash Flow	$43,932	$46,382
Capital expenditures	10,372	6,553
Adjusted EBITDA	54,304	52,935
Change in the fair value of warrant liabilities (1)	8,840	—
Accounts reserved (2)	1,600	—
Acquisitions EBITDA (3)	400	9,718
Pro forma cost savings (4)	3,183	4,950
Technology synergies (5)	2,483	3,116
Pro forma cost savings (6)	1,056	2,226
Sub-total before additional adjustments	36,742	32,925
Other non-recurring expenses (7)	6,370	3,076
Other expenses (8)	4,493	1,033
Acquisition costs (9)	4,814	19,234
Sub-total before additional adjustments	21,065	9,582
(Gains) losses from sales of assets	411	—
Lease restructuring charges	4,203	—
Change in the fair value of warrant liabilities	8,840	—
Stock-based compensation	958	—
Provision for bad debt	3,039	1,550
Interest expense	(13,740)	(10,930)
Income tax expense	(3,085)	(137)
Net change of contingent consideration	(1,000)	(2,063)
Amortization of debt issuance costs	936	629
Deferred income taxes	(479)	—
Other	400	—
Change in income tax receivable and payable	1,138	—
Change in accounts receivable, net	(14,409)	(1,343)
Change in prepaid expenses and other current assets	(630)	(776)
Change in accounts payable and accrued expenses	8,742	(5,662)
Change in other liabilities	622	(405)
Net cash provided by (used in) operating activities	$17,011	$(9,555)
______________
(1)Mark-to-market warrant liability adjustments.
(2)This represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations.
(3)Includes UE EBITDA from January 1, 2019 to October 31,2019 (UE acquisition date), and SmarterChaos EBITDA from January 1, 2019 to July 16, 2020 (SmarterChaos acquisition date).
(4)These are annualized estimated cost savings resulting primarily from reorganization of UE and SmarterChaos.com and related entities (“SmarterChaos”).
(5)These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(6)These are estimated cost savings primarily from reorganization of the company.
(7)Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance payments due to company reorganization.
(8)Balance includes legal fees associated with acquisitions, stock-based compensation, investor management fees and costs related to philanthropic initiatives.
(9)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	As Restated Three Months Ended December 31, 2020	As Restated Year Ended December 31, 2020
Numerator:
Net income (loss)	$(17,867)	$(13,714)
Less: Net income (loss) attributable to DMSH prior to the Business Combination	—	(1,345)
Less: Net income (loss) attributable to non-controlling interests subsequent to the Business Combination	(7,481)	(6,364)
Net income (loss) (post business combination) attributable to DMS Inc.	$(10,386)	$7,351
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	32,369	32,335

Earnings per share of Class A Common Stock - basic and diluted	$(0.32)	$0.23

	As Restated Three Months Ended December 31, 2020	As Restated Year Ended December 31, 2020
Numerator:
Net income (loss) attributable to Digital Media Solutions, Inc.;	$(10,386)	$(7,350)
Add adjustments to net income (loss):
Acquisition and related costs	708	1,658
Lease restructuring charges	3,171	4,157
Business combination expenses	785	3,157
Accounts reserved	1,606	1,606
Change in the fair value of warrant liabilities	12,680	8,840
Equity based compensation	958	958
	19,908	20,376
Net income tax benefit (expense) based on conversion of units	110	175
Adjusted net income (loss)	$9,632	$13,201
Denominator:
Weighted-average shares outstanding - basic and diluted
Class A common stock	32,369	32,335
Weighted-average LLC Units of Digital Media Solutions Holdings, LLC that are convertible into Class A common stock	26,306	26,306
	58,675	58,641
Adjusted EPS	$0.16	$0.23

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	December 31,
	2020	2019	$ Change	% Change
Cash	$31,397	$3,008	$28,389	944%
Availability under revolving credit facility	$11,000	$—	$11,000
Total Debt	$201,558	$205,198	$(3,640)	(2)%
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
Warrants
The Company’s Private Placement Warrants are accounted for under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity as they do not meet the criteria to be classified in stockholders’ equity. Since the Private Placement Warrants meet the definition of a derivative under ASC 815, we recorded these Private Placement Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. The Private Placement Warrants were valued using a Black-Scholes-Merton option pricing model as described in Note 9, Fair Value Measurements (As Restated), to the consolidated financial statements. The changes in the fair value of the Private Placement Warrants may be material to our future operating results.
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

Restatement of 2020 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 16, 2021, except for the impact of the matter discussed in Note 1, Restatement of Previously Issued Financial Statements, as to which the date is May 18, 2021

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020 As Restated	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,397	$3,008
Accounts receivable, net of allowances of $3,121 and $941, respectively	42,085	30,137
Prepaid and other current assets	2,943	2,217
Income tax receivable	474	—
Total current assets	76,899	35,362
Property and equipment, net	15,016	8,728
Goodwill	44,904	41,826
Intangible assets, net	46,447	57,935
Deferred tax assets	18,948	—
Other assets	206	254
Total assets	$202,420	$144,105
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$37,191	$24,160
Accrued expenses and other current liabilities	9,886	10,839
Current portion of long-term debt and notes payable	7,967	4,150
Income tax payable	1,413	—
Short-term Tax Receivable Agreement liability	510	—
Contingent consideration payable	—	1,000
Total current liabilities	56,967	40,149
Commitments and contingencies (Note 13)
Long-term debt	193,591	201,048
Long-term Tax Receivable Agreement liability	15,760	—
Deferred tax liability	7,024	8,675
Private Placement Warrant liabilities	22,080	—
Other non-current liabilities	2,683	491
Total liabilities	298,105	250,363
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019.	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 32,393 issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	3	—
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,999 issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	3	—
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at December 31, 2020 and no shares were issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	(48,027)	—
Retained earnings	(3,146)	—
Total stockholders' deficit	(51,167)	—
Non-controlling interest	(44,518)	—
Member deficit	—	(106,258)
Total deficit	(95,685)	(106,258)
Total liabilities and deficit	$202,420	$144,105

The accompanying notes are an integral part of the consolidated financial statements.
DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020 As Restated	2019
Net revenue	$332,856	$238,296
Cost of revenue (exclusive of depreciation and amortization shown separately below)	234,731	161,575
Salaries and related costs	33,386	27,978
General and administrative expenses	30,020	19,927
Acquisition costs	4,814	19,234
Depreciation and amortization	17,954	9,745
Income (loss) from operations	$11,951	$(163)
Interest expense	13,740	10,930
Change in fair value of warrant liabilities	8,840	—
Net income (loss) before income taxes	$(10,629)	$(11,093)
Income tax expense	3,085	137
Net income (loss)	$(13,714)	$(11,230)
Net income (loss) attributable to non-controlling interest	(5,018)	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$(8,696)	$(11,230)

Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic and diluted	$(0.23)	N/A5
Weighted-average shares outstanding - basic and diluted	32,335	N/A
The accompanying notes are an integral part of the consolidated financial statements.
5 Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total Deficit

Balance, December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$(73,403)	$(73,403)
Net loss	—	—	—	—	—	—	—	—	(11,230)	(11,230)
Member distributions	—	—	—	—	—	—	—	—	(21,625)	(21,625)
Balance, December 31, 2019	—	—	—	—	—	—	—	—	(106,258)	(106,258)
Net loss - As Restated	—	—	—	—	—	(7,351)	(7,351)	(5,018)	(1,345)	(13,714)
Member distributions	—	—	—	—	—	—	—	8	(170)	(162)
Proceeds and shares issued in the Business Combination and the Conversion (Note 2) As Restated	32,294	3	25,857	3	(50,846)	4,205	(46,635)	(40,647)	107,773	20,491
DMSH units issued in SmarterChaos acquisition (Note 8)	—	—	—	—	1,861	—	1,861	1,139	—	3,000
Stock-based compensation	—	—	—	—	958	—	958	—	—	958
Working capital adjustment related to Business Combination (Note 2)	99	—	142	—	—	—	—	—	—	—
Balance, December 31, 2020 As Restated[6]	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$—	$(95,685)
The accompanying notes are an integral part of the consolidated financial statements.
6 As a result of the restatement, the Company’s Proceeds in the Business Combination and Net loss has changed by the fair value of Private Placement Warrant liabilities in Additional Paid-in Capital of $7.1 million, Retained Earnings of $5.1 million and Non-controlling interest of $9.85 million.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020 As Restated	2019
Cash flows from operating activities
Net income (loss)	$(13,714)	$(11,230)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,954	9,745
(Gains) losses from sales of assets	411	—
Lease restructuring charges	4,203	—
Change in fair value of warrant liabilities	8,840	—
Stock-based compensation	958	—
Provision for bad debt	3,039	1,550
Payment of contingent consideration	(1,000)	(15,904)
Amortization of debt issuance costs	936	629
Deferred income taxes	(479)	—
Other	400	—
Change in operating assets and liabilities, net of effects from the purchase of acquired companies;
Change in income tax receivable and payable	1,138	—
Change in accounts receivable, net	(14,409)	(1,343)
Change in prepaid expenses and other current assets	(630)	(776)
Change in accounts payable and accrued expenses	8,742	(5,662)
Change in contingent consideration payable	—	13,841
Change in other liabilities	622	(405)
Net cash provided by (used in) operating activities	$17,011	$(9,555)
Cash flows from investing activities
Additions to property and equipment	$(10,372)	$(6,533)
Acquisition of businesses, net of cash acquired	(2,799)	(56,620)
Other	10	(7)
Net cash used in investing activities	$(13,161)	$(63,160)
Cash flows from financing activities
Proceeds from Business Combination	29,278	—
Proceeds from issuance of long-term debt and notes payable	2,253	99,000
Payments of long-term debt and notes payable	(5,641)	(2,775)
Proceeds from borrowings on revolving credit facilities	10,000	6,500
Payments of borrowings on revolving credit facilities	(11,000)	(1,500)
Payment of debt issuance costs	(189)	(1,456)
Payment of contingent consideration payable	—	(7,010)
Distributions to members	(162)	(21,625)
Net cash provided by financing activities	$24,539	$71,134
Net change in cash	$28,389	$(1,581)
Cash, beginning of period	3,008	4,589
Cash, end of period	$31,397	$3,008

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$13,255	$10,213
Cash Tax Payments	$3,940	$—
Non-Cash Investing and Financing Transactions:
Issuance of equity for SmarterChaos acquisition	$3,000	$—
Capital expenditures included in accounts payable	$325	$307
The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)
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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Staff Statement, the Company reevaluated the accounting treatment of the Company’s Warrants issued in connection with the Business Combination Agreement, dated April 23, 2020, as amended on July 2, 2020 (the “Business Combination”) and recorded in equity in the Company’s consolidated balance sheet as a result of the Business Combination occurring on July 15, 2020. Because the Company’s Private Placement Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Placement Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. There was no change to the Company’s Public Warrants as a result of the SEC Staff Statement and the Company’s reevaluation, and therefore the Public Warrants continue to be classified in equity.

Accordingly, due to this restatement, the Private Placement Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, as well as of the date of the Business Combination, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss).

The Warrants continue to be deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Placement Warrants recognized for book purposes.
As a result of classifying the Private Placement Warrants as liabilities, a portion of our transaction issuance costs that were previously included in equity were allocated to the Private Placement Warrants and recorded as general and administrative expenses.
The impact of this correction for the financial statement line items impacted as of and for the year ended December 31, 2020, is as follows (in millions, except per share data):

	Twelve Months Ended December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Earnings (Loss):
General and administrative expenses	$29,620	$400	$30,020
Income (loss) from operations	$12,351	$400	$11,951
Change in fair value of warrant liabilities	$—	$8,840	$8,840
Income (loss) before income taxes	$(1,389)	$(9,240)	$(10,629)
Net income (loss)	$(4,474)	$(9,240)	$(13,714)
Net income (loss) attributable to non-controlling interest	$(2,222)	$(2,796)	$(5,018)
Net income (loss) attributable to Digital Media Solutions, Inc.	$(2,252)	$(6,444)	$(8,696)

Earnings (loss) per share:
Basic and diluted	$(0.07)	$(0.16)	$(0.23)
Weighted-average shares outstanding - basic and diluted	32,335	32,335	32,335

	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets:
Private Placement Warrant liabilities	$—	$22,080	$22,080
Total liabilities	$276,025	$22,080	$298,105

Additional paid-in-capital	$(40,901)	$(7,126)	$(48,027)
Retained earnings	$1,953	$(5,099)	$(3,146)
Total stockholders' deficit	$(38,942)	$(12,225)	$(51,167)
Non-controlling interest	$(34,663)	$(9,855)	$(44,518)
Total deficit	$(73,605)	$(22,080)	$(95,685)
This error had no impact on the statement of cash flows for the year ended December 31, 2020, other than to reflect an adjustment to net income (loss) and a corresponding adjustment for the (gain) loss on the change in fair value of Private Placement Warrants and transaction related costs of $400 thousand associated with the issuance of the Private Placement Warrants within operating cash flows, resulting in no net impact to cash flows from operations.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of private placement warrants, the allowance for doubtful accounts, stock-based compensation, fair value of net assets acquired in business combinations, loss contingencies, asset impairments, deferred taxes and amounts associated with the Tax Receivable Agreement related to the Business Combination.
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
Private Placement Warrants Liabilities
The Company Private Placement Warrants are not redeemable by the Company so long as they are held by Sponsor or its permitted transferees. Sponsor, or its permitted transferees, has the option to exercise the Company Private Placement Warrants on a cashless basis. Except for the forgoing, the Company Private Placement Warrants have terms and provisions that are identical to those of the Company Public Warrants. If the Company Private Placement Warrants are held by holders other than Sponsor or its permitted transferees, the Company Private Placement Warrants will be redeemable by Company and exercisable by the holders on the same basis as the Company Public Warrants. See Note 10. Equity for description of the Public Warrants’ terms.

The Private Placement Warrants meet the definition of a derivative under ASC 815. The Private Placement Warrants are recorded as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) at each reporting date. The Company estimates the Private Placement Warrants fair value using a Black-Scholes-Merton option pricing model using a combination of the historical share price volatility of the Company’s and other similar companies’ share prices and the implied volatility of the public warrants, market price and exercise price and the remaining life of the Private Placement Warrants.
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
Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc., adjusted for the assumed exchange of all potentially dilutive securities, including the Private Placement Warrants’ fair value adjustments recognized in earnings, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, to the extent their inclusion is dilutive earnings per share.
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
•DMS Inc. issued 2.0 million Private Placement Warrants in exchange for previously held warrants in Leo, and an additional approximate 10.0 million Public Warrants were issued in exchange for the warrants offered and sold by Leo in its initial public offering. Refer to Note 10. Equity for a description of the Company’s warrants.
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

NOTE 4. REPORTABLE SEGMENTS (AS RESTATED)
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
The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Year ended December 31, 2020
	Brand Direct	Marketplace	Other	Corporate and Other	As Restated Total
Net revenue	$197,550	$155,999	$9,357	$(30,051)	$332,856
Cost of revenue	151,526	109,921	3,335	(30,051)	234,731
Gross profit	$46,024	$46,078	$6,022	$—	$98,125
Salaries and related costs					33,386
General and administrative expenses					30,020
Acquisition costs					4,814
Depreciation and amortization					17,954
Income from operations					$11,951

	Year ended December 31, 2019
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$174,738	$73,398	$5,597	$(15,437)	$238,296
Cost of revenue	130,429	46,613	113	(15,580)	161,575
Gross profit	$44,309	$26,785	$5,484	$143	$76,721
Salaries and related costs					27,978
General and administrative expenses					19,927
Acquisition costs					19,234
Depreciation and amortization					9,745
Loss from operations					$(163)

NOTE 5. PROPERTY AND EQUIPMENT
The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

		December 31,
	Useful Lives	2020	2019
Computers and office equipment	3 years	$1,684	$1,750
Furniture and fixtures	5 years	305	901
Leasehold improvements	7 years	320	503
Software development costs	3 years	18,913	8,798
Total		21,222	11,952
Less: Accumulated depreciation and amortization		(6,206)	(3,224)
Property and equipment, net		$15,016	$8,728

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

NOTE 9. FAIR VALUE MEASUREMENTS (AS RESTATED)
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
Private Placement Warrants - The Fair Value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton option pricing model. The significant assumptions were as follows:

December 31, 2020
Private Placement Warrants Fair Value Per Share	$5.52
Private Placement Warrant valuation inputs:
Stock price	$12.04
Strike price	$11.50
Remaining contractual term in years	4.54
Estimated volatility of Class A Common Stock	55.0%
Risk free interest rate	0.32%
As certain inputs are observable inputs other than quoted prices, the Private Placement Warrants was classified as a Level 3 instrument. As of December 31, 2020, the Company has approximately 4.0 million Private Placement Warrants outstanding.

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Total liabilities	$—	$—	$22,080	$22,080
Total		$—	$—	$22,080	$22,080

Level 3
December 31, 2019	$—
Additions	$13,240
Changes in fair value	$8,840
December 31, 2020	$22,080

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

NOTE 10. EQUITY (AS RESTATED)
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
Public Warrants
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
At December 31, 2020, approximately 10.0 million Public Warrants were outstanding.
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

NOTE 14. INCOME TAXES (AS RESTATED)
The provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$3,101	137
State	216	—
Foreign	248	—
Total Current	3,565	137
Deferred
Federal	69	—
State	(549)	—
Foreign	—	—
Total Deferred	(480)	—
Provision for income taxes	$3,085	$137

The provision for income taxes shown above varies from the statutory federal income tax rate for those periods as follows (in thousands):

	Years Ended December 31,
	2020 As Restated	2019

Tax provision (benefit) from federal statutory rate	$(2,190)	$(2,330)
Tax on income not subject to entity level federal income tax	1,897	2,467
State income taxes, net of federal tax effect	(280)	—
Warrant liability fair value change	1,856	—
Other permanent adjustments	434	—
True-ups and other	(465)	—
Foreign tax credit	(63)	—
Undistributed earnings	823	—
Canadian tax expense	261	—
Valuation Allowance	812	—
Tax provision	$3,085	$137
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

Due to the restatement, the Private Placement Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss). The Private Placement Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no change to income tax expense relating to changes in the fair value of such warrants.

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

NOTE 15. EARNINGS (LOSS) PER SHARE (AS RESTATED)
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of July 15, 2020 to December 31, 2020. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock:

	As Restated Three Months Ended December 31, 2020	As Restated Year Ended December 31, 2020
Numerator:
Net income (loss)	$(17,867)	$(13,714)
Less: Net income (loss) attributable to DMSH prior to the Business Combination	—	(1,345)
Less: Net income (loss) attributable to non-controlling interests subsequent to the Business Combination	(7,481)	(5,018)
Net income (loss) (post business combination) attributable to DMS Inc.	$(10,386)	$7,351
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	32,369	32,335

Earnings per share of Class A Common Stock - basic and diluted	$(0.32)	$0.23
Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

At December 31, 2020, the Company excluded 26.0 million shares of Class B Common Stock, 14.0 million Public and Private warrants, 1.8 million shares of restrictive stock units and stock options, and the DMSH Units issued in the SmarterChaos acquisition as their effect would have been anti-dilutive.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED) (AS RESTATED)

The following table provides quarterly information for the years ended December 31, 2020 and 2019 (In thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30, As Restated	December 31, As Restated
2020
Net revenue	$72,728	$75,196	$82,829	$102,103
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$50,159	$52,402	$57,777	$74,393
Net income (loss)	$757	$2,134	$1,262	$(17,867)
Net income (loss) attributable to non-controlling interest	$—	$—	$2,463	$(7,481)
Net income attributable to Digital Media Solutions, Inc.	$757	$2,134	$(1,201)	$(10,386)
Earnings per share - Basic	N/A	N/A	$(0.04)	$(0.32)
Earnings per share - Diluted	N/A	N/A	$(0.04)	$(0.32)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Net revenue	$57,822	$57,745	$57,575	$65,154
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$39,118	$38,865	$39,101	$33,450
Net income (loss)	$606	$(111)	$(9,492)	$(2,233)
Net income (loss) attributable to non-controlling interest	$—	$—	$—	$—
Net income attributable to Digital Media Solutions, Inc.	$606	$(111)	$(9,492)	$(2,233)
Earnings per share - Basic	N/A	N/A	N/A	N/A
Earnings per share - Diluted	N/A	N/A	N/A	N/A
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for each of the quarters during the year ended December 31, 2020, affected by the restatement. See Note 1, Restatement of Previously Issued Consolidated Financial Statements, for additional information.
We have presented a reconciliation from our prior unaudited interim periods, as previously reported, to the restated amounts. The amounts as previously reported were derived from our Quarterly Report on Form 10-Q for the interim period ending September 30, 2020, and from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following represents the reconciliation of our unaudited interim Consolidated Balance Sheets as of September 30, 2020;

	September 30, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets:
Private Placement Warrant liabilities	$—	$9,400	$9,400
Total liabilities	$263,665	$9,400	$273,065

Additional paid-in-capital	$(43,145)	$(7,126)	$(50,271)
Retained earnings	$5,342	$1,898	$7,240
Total stockholders' deficit	$(37,797)	$(5,228)	$(43,025)
Non-controlling interest	$(32,873)	$(4,172)	$(37,045)
Total deficit	$(70,670)	$(9,400)	$(80,070)
The following represents the reconciliation of our unaudited interim Consolidated Statement of Operations for the three months ended September 30, 2020 and December 31, 2020 and nine months ended September 30, 2020, “As restated” periods);

	Three Months Ended September 30, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Earnings (Loss):
General and administrative expenses	$6,407	$400	$6,807
Income (loss) from operations	$2,879	$400	$2,479
Change in fair value of warrant liabilities	$—	$(3,840)	$(3,840)
Income (loss) from operations before income taxes	$(542)	$3,440	$2,898
Net income (loss)	$(2,178)	$3,440	$1,262
Net loss attributable to non-controlling interest	$(3,315)	$5,777	$2,463
Net income (loss) attributable to Digital Media Solutions, Inc.	$1,137	$(2,338)	$(1,201)

Earnings per share (loss) attributable to Digital Media Solutions, Inc.:
Basic and diluted	$0.04	$(0.03)	$0.01
Weighted-average shares outstanding - basic and diluted	32,294		32,294

	Three Months Ended December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Earnings (Loss):
Change in fair value of warrant liabilities	$—	$12,680	$12,680
Income (loss) from operations before income taxes	$(4,003)	$(12,680)	$(16,683)
Net income (loss)	$(5,187)	$(12,680)	$(17,867)
Net loss attributable to non-controlling interest	$(1,798)	$(5,683)	$(7,481)
Net income (loss) attributable to Digital Media Solutions, Inc.	$(3,389)	$(6,997)	$(10,386)

Earnings per share (loss) attributable to Digital Media Solutions, Inc.:
Basic and diluted	$(0.10)	$(0.22)	$(0.32)
Weighted-average shares outstanding - basic and diluted	32,369		32,369

	Nine Months Ended September 30, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Earnings (Loss):
General and administrative expenses	$16,356	$400	$16,756
Income (loss) from operations	$13,316	$(400)	$12,916
Change in fair value of warrant liabilities	$—	$(3,840)	$(3,840)
Income (loss) from operations before income taxes	$2,614	$3,440	$6,054
Net income (loss)	$713	$3,440	$4,153
Net loss attributable to non-controlling interest	$(424)	$2,887	$2,463
Net income (loss) attributable to Digital Media Solutions, Inc.	$1,137	$553	$1,690

Earnings per share (loss) attributable to Digital Media Solutions, Inc.:
Basic and diluted	$0.04	$0.05	$0.09
Weighted-average shares outstanding - basic and diluted	32,294		32,294

.

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

In light of the restatement discussed herein, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

The Company has begun and intends to continue to remediate these material weaknesses by (i) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting; (ii) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iii) continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; (iv) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements. and (v) improving the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. We estimate that the material weaknesses will be remediated prior to filing our 2021 Annual Report on Form 10-K.

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

As of March 18, 2021, Vasundara Srenivas has replaced Randy Koubek as Chief Financial Officer.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Joseph Marinucci Chief Executive Officer	2020	$320,333	$933	$170,311	$767,500		$32,692	$1,291,769
	2019	$260,000						$260,000
Joseph Liner Chief Revenue Officer	2020	$397,660	$4,216	$287,963	$63,898	$170,450(5)	$32,508	$956,695
	2019	$300,000	$192,874				$8,477	$501,351

Randall Koubek Chief Financial Officer	2020	$251,522	$1,000,729	$127,925	$28,384	$4,861	$29,929	$1,438,489
	2019	$250,000	$100,000					$350,000

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

(2) Messrs. Liner and Koubek were participants in the Digital Media Solutions, LLC Employee Incentive Plan (the “EIP”), which was a transaction-based bonus plan. In connection with the Business Combination, each of Messrs. Liner and Koubek entered into a letter agreement with DMS, pursuant to which they waived their respective rights to receive any transaction bonus under the EIP in exchange for a lump-sum cash payment equal to $2,917, and $4,861, respectively, and the potential to receive equity incentive awards from the Company in the future.

(3) On July 24, 2020, the Company paid a discretionary cash bonus to Mr. Koubek in the amount of $995,139 in recognition of extraordinary services provide

(4) These amounts represent the aggregate grant date fair value of options and and/or restricted stock units (“RSUs”) granted in 2020, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to the Consolidated Financial Statements, included in this Form 10-K/A.

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

Digital Media Solutions, Inc.

Date: May 18, 2021	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2021	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 18, 2021	/s/ Vasundara Srenivas
	Name:	Vasundara Srenivas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 18, 2021	/s/ Fernando Borghese
	Name:	Fernando Borghese
	Title:	Chief Operating Officer and Director

Date: May 18, 2021	/s/ Mary Minnick
	Name:	Mary Minnick
	Title:	Chairperson of the Board

Date: May 18, 2021	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Director

Date: May 18, 2021	/s/ Robbie Isenberg
	Name:	Robbie Isenberg
	Title:	Director

Date: May 18, 2021	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Director

Date: May 18, 2021	/s/ James Miller
	Name:	James Miller
	Title:	Director