Form 10-Q
period 2021-03-31
Digital Media Solutions, Inc.
filed 2021-05-18
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 13, 2021, 35,281,699 shares of the registrant’s Class A common stock; 25,999,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,998 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.
Cautionary Note Regarding Forward-Looking Statements
References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on the NYSE of our common stock and warrants; (13) fluctuations in value of our private placement warrants; and (14) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in DMS’s Annual Report on Form 10-K and its subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2021	December 31, 2020 As Restated

ASSETS
Current assets:
Cash and cash equivalents	$23,866	$31,397
Accounts receivable, net of allowances of $3,526 and $3,121, respectively	46,496	42,085
Prepaid and other current assets	2,799	2,943
Income tax receivable	474	474
Total current assets	73,635	76,899
Property and equipment, net	16,528	15,016
Goodwill	49,757	44,904
Intangible assets, net	61,029	46,447
Deferred tax assets	18,826	18,948
Other assets	206	206
Total assets	$219,981	$202,420
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$37,529	$37,191
Accrued expenses and other current liabilities	7,178	9,886
Current portion of long-term debt	7,141	7,967
Income tax payable	2,546	1,413
Short-term Tax Receivable Agreement liability	510	510
Contingent consideration payable	—	—
Total current liabilities	54,904	56,967
Commitments and contingencies (Note 12)
Long-term debt	192,786	193,591
Long-term Tax Receivable Agreement liability	15,760	15,760
Deferred tax liability	5,886	7,024
Private Placement Warrant liabilities	22,390	22,080
Contingent consideration payable - noncurrent	5,307	—
Other non-current liabilities	2,484	2,683
Total liabilities	299,517	298,105
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at March 31, 2021	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 33,687 issued and outstanding at March 31, 2021	3	3
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,999 issued and outstanding at March 31, 2021	3	3
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at March 31, 2021	—	—
Additional paid-in capital	(37,261)	(48,027)
Retained earnings	(3,265)	(3,146)
Total stockholders' deficit	(40,520)	(51,167)
Non-controlling interest	(39,016)	(44,518)
Total deficit	(79,536)	(95,685)
Total liabilities and deficit	$219,981	$202,420

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenue	$96,803	$72,728
Cost of revenue	69,182	50,159
Salaries and related costs	10,269	8,331
General and administrative expenses	6,962	5,297
Acquisition costs	1,494	27
Depreciation and amortization	5,419	4,315
Income (loss) from operations	3,477	4,599
Interest expense	3,257	3,790
Change in fair value of warrant liabilities	315	—
Net (loss) income before income taxes	(95)	809
Income tax expense	117	52
Net (loss) income	(212)	757
Net loss attributable to non-controlling interest	(93)	—
Net income (loss) attributable to Digital Media Solutions, Inc.	$(119)	$757

Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic and diluted	$0.00	N/A1

Weighted-average shares outstanding - basic and diluted	33,241	N/A
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.
1 Prior to the Business Combination, the membership structure of Digital Media Solutions, LLC included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination (as defined in Note 1. Summary of Significant Accounting Policies) and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit

Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net income (loss)	—	$—	—	$—	$—	$(119)	$(119)	$(93)	$(212)
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 8)	1,293	$—	—	$—	$9,384	$—	$9,384	$5,616	$15,000
Exercise of warrants to issue Class A common stock	1	$—	—	$—	$17	$—	$17	$—	$17
Stock-based compensation	—	$—	—	$—	$1,365	$—	$1,365	$—	$1,365
Other	—	$—	—	$—	$—	$—	$—	$(21)	$(21)
Balance, March 31, 2021	33,687	$3	25,999	$3	$(37,261)	$(3,265)	$(40,520)	$(39,016)	$(79,536)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members’ Deficit
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$(106,258)	$(106,258)
Net income	—	$—	—	$—	$—	$—	$—	$—	757	$757
Member distributions	—	$—	—	$—	$—	$—	$—	$—	$(170)	$(170)
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$—	$(105,671)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(212)	$757
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,419	4,315
Lease restructuring charges	(303)	—
Provision for bad debt	410	143
Stock-based compensation	1,257	—
Payment of contingent consideration	—	(1,000)
Amortization of debt issuance costs	233	280
Deferred income tax provision, net	(1,016)	(490)
Change in fair value of contingent consideration	382	—
Change in fair value of warrant liability	315	—
Change in income tax receivable and payable	1,133	—
Change in accounts receivable, net	(1,069)	(4,870)
Change in prepaid expenses and other current assets	367	(1,188)
Change in accounts payable and accrued expenses	(5,703)	3,174
Change in other liabilities	(24)	(12)
Net cash provided by (used in) operating activities	$1,189	$1,109
Cash flows from investing activities
Additions to property and equipment	$(2,391)	$(2,976)
Acquisition of businesses, net of cash acquired	(4,454)	—
Net cash used in investing activities	$(6,845)	$(2,976)
Cash flows from financing activities
Payments of long-term debt and notes payable	$(1,865)	$(1,037)
Proceeds from borrowings on revolving credit facilities	—	10,000
Proceeds from warrants exercised	11	—
Payment of debt issuance costs	—	(22)
Distributions to members	(21)	(170)
Net cash (used in) provided by financing activities	$(1,875)	$8,771
Net change in cash	$(7,531)	$6,904
Cash, beginning of period	31,397	3,008
Cash, end of period	$23,866	$9,912

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$3,098	$3,612
Income taxes, net	$—	$—
Non-Cash Investing and Financing Transactions:
Issuance of equity for Aramis, Aimtell & PushPros	$15,000	$—
Capital expenditures included in accounts payable	$391	$258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Quarterly Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida, with satellite offices throughout the United States and Canada. The Company primarily operates and derives most of its revenues in the United States.
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
The Business Combination was structured as a reverse recapitalization. The historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and earnings (loss) per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Company’s Warrants issued in connection with the Business Combination Agreement, dated April 23, 2020, as amended on July 2, 2020 (the “Business Combination”) and recorded in equity in the Company’s consolidated balance sheet as a result of the Business Combination occurring on July 15, 2020. Because the Company’s Private Placement Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Private Placement Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. There was no change to the Company’s Public Warrants as a result of the SEC Statement and the Company’s reevaluation, and therefore the Public Warrants continue to be classified in equity.

Accordingly, due to this restatement, the Private Placement Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, as well as of the date of the Business Combination, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The restatement of the financial statements has no effect on the Company’s liquidity, cash or cash flows from operating activities.

The Warrants continue to be deemed equity instruments for income tax purposes and, accordingly, there is no tax accounting relating to changes in the fair value of the Private Placement Warrants recognized for book purposes.
As a result of classifying the Private Placement Warrants as liabilities, a portion of our transaction issuance costs that were previously included in equity were allocated to the Private Placement Warrants and recorded as general and administrative expenses.
When presenting diluted earnings (loss) per share in this Quarterly Report, the shares issuable under the Private Placement Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the Private Placement Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS. Upon exercise, these shares will be included in Class A common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value at the time of the exercise of the shares issued in settlement will be recorded as an increase in equity.
The Company’s policy is to recognize Private Placement Warrants as a liability and to recognize the fair value adjustments through mark-to market analysis into earnings for every period the balance sheets and the statement of operations is presented.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC.
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
Revenue recognition
The Company derives revenue primarily from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in Accounting Standards Update (“ASC”) 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

As part of determining whether a contract exists, probability of collection is assessed on a client-by-client basis at the outset of the contract. Clients are subjected to a credit review process that evaluates the client’s financial position and the ability and intention to pay. If it is determined from the outset of an arrangement that the client does not have the ability or intention to pay, the Company will conclude that a contract does not exist and will continuously reassess its evaluation until the Company is able to conclude that a contract does exist.

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
Accounts receivable, net
Accounts receivables are recorded net of the allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on factors including past write-offs and delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of March 31, 2021 and 2020, the allowance for doubtful accounts was $3.5 million and $3.1 million, respectively, and bad debts expense was $0.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
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
Software development costs
Costs for software developed for internal use are capitalized as Property and equipment on the Consolidated Balance Sheets during the preliminary stage and post-implementation stages and any initial research and development and maintenance costs are expensed as incurred. Costs incurred in the application development stage are capitalized when the internal use software is placed in service, and amortized over the estimated economic life of the software from the date of implementation.
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
Warrants
The Private Placement Warrants meet the definition of a derivative under ASC 815. The Private Placement Warrants are recorded as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. The Private Placement Warrants are valued using a Black-Scholes-Merton option pricing model using a combination of the historical share price volatility of the Company’s and other similar companies’ share prices and the implied volatility of the public warrants, market price and exercise price and the remaining life of the Private Placement Warrants.
Advertising costs
All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.5 million, respectively.
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

As of March 31, 2021, the total amount of liability under the Tax Receivable Agreement was $16.3 million, of which $0.5 million was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

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
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for January 1, 2020 through July 15, 2020, the Business Combination date.
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
•DMS Inc. obtained $30.0 million in cash for working capital needs and $10.0 million to pay down outstanding indebtedness under the Monroe Capital Management Advisors Credit Agreement (as administrative agent and lender) (the “Monroe Facility”).

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
In conjunction with the Business Combination, we incurred approximately $2.4 million of transaction expenses related to incentive bonuses and other acquisition related expenses, which were recorded at the time of the Business Combination.
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
The Company has organized its operations into three reportable segments: Brand Direct, Marketplace and Other. The Brand Direct reportable segment consists of services delivered against our customers’ brands, while the Marketplace reportable segment includes services delivered directly against the DMS brand. In the Other reportable segment, services offered by the Company include software services and digital media services that are managed on behalf of the customer. Corporate and other represents other business activities and includes eliminating entries. Management uses these segments to evaluate the performance of its businesses and to assess its financial results and forecasts.
Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Brand Direct	Marketplace	Other	Corporate and other	Total
Three Months Ended March 31, 2021
Net revenue:
Customer acquisition	$52,901	$49,101	$—	$(10,652)	$91,350
Managed services	3,278	158	510	—	3,946
Software services	—	—	1,507	—	1,507
Total Net revenue	$56,179	$49,259	$2,017	$(10,652)	$96,803
Three Months Ended March 31, 2020
Net revenue:
Customer acquisition	$38,453	$34,178	$—	$(3,610)	$69,021
Managed services	2,448	—	450	—	2,898
Software services	—	—	809	—	809
Total Net revenue	$40,901	$34,178	$1,259	$(3,610)	$72,728
Contract balances
The Company’s contract liabilities result from payments received in advance of revenue recognition received from clients, which precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the balance of deferred revenue was $1.1 million and $1.7 million, respectively, and recorded within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. We expect the majority of the deferred revenue balance at March 31, 2021 to be recognized as revenue during the second quarter of 2021.
When there is a delay between the completion of our performance obligations and when a customer is invoiced, revenue is recognized and recorded as unbilled revenue (i.e. contract assets) within Accounts receivable, net on the unaudited condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $2.5 million and $1.8 million, respectively. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.
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
The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended March 31, 2021
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$56,179	$49,259	$2,017	$(10,652)	$96,803
Cost of revenue	41,061	36,599	416	(8,894)	69,182
Gross profit	$15,118	$12,660	$1,601	$(1,758)	$27,621
Salaries and related costs					10,269
General and administrative expenses					6,962
Acquisition costs					1,494
Depreciation and amortization					5,419
Income from operations					$3,477

	Three Months Ended March 31, 2020
	Brand Direct	Marketplace	Other	Corporate and Other	Total
Net revenue	$40,901	$34,178	$1,259	$(3,610)	$72,728
Cost of revenue	30,888	22,899	31	(3,659)	50,159
Gross profit	$10,013	$11,279	$1,228	$49	$22,569
Salaries and related costs					8,331
General and administrative expenses					5,297
Acquisition costs					27
Depreciation and amortization					4,315
Loss from operations					$4,599

NOTE 5. PROPERTY AND EQUIPMENT
The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

	Useful Lives	March 31, 2021	December 31, 2020
Computers and office equipment	3	$2,010	$1,684
Furniture and fixtures	5	$905	$305
Leasehold improvements	7	$692	$320
Software development costs	3	$20,774	$18,913
Total		$24,381	$21,222
Less: Accumulated depreciation and amortization		$(7,853)	$(6,206)
Property and equipment, net		$16,528	$15,016
Depreciation and amortization expense for property and equipment for the period ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively, included in our consolidated statements of operations.
As of March 31, 2021 and December 31, 2020, the unamortized balance of capitalized software development costs was $14.7 million and $14.0 million, respectively. Amortization of capitalized software development costs for the quarters ended March 31, 2021 and 2020 was $1.0 million and $0.7 million, respectively, included in depreciation and amortization of our consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, December 31, 2020	$8,616	$32,660	$3,628	$44,904
Additions (Note 8)	4,853	—	—	4,853
Balance, March 31, 2021	$13,469	$32,660	$3,628	$49,757
The carrying amount of goodwill for all reporting units had no accumulated impairments as of March 31, 2021 and December 31, 2020

Intangible assets, net
Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2021			December 31, 2020
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technology	3 to 5	$58,508	$(22,795)	$35,713	$48,008	$(21,454)	$26,554
Customer relationships	1 to 12	28,092	(7,621)	20,471	21,794	(6,749)	15,045
Brand	1 to 5	4,521	(1,174)	3,347	4,295	(961)	3,334
Non-competition agreements	3	2,222	(724)	1,498	2,105	(591)	1,514
Total		$93,343	$(32,314)	$61,029	$76,202	$(29,755)	$46,447
Amortization expense for finite-lived intangible assets is recorded on a straight-line basis in the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $4.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7. DEBT
The following table presents the components of outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
Term loan	$189,546	$190,541
Revolving credit facility	4,000	4,000
Delayed draw term loan	8,194	8,236
Notes payable - insurance premium	247	1,074
Total debt	201,987	203,851
Unamortized debt issuance costs	(2,060)	(2,293)
Debt, net	199,927	201,558
Current portion of long-term debt	(7,141)	(7,967)
Long-term debt	$192,786	$193,591
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
On January 7, 2020, the Monroe Facility was amended to increase the revolver commitment to $15.0 million with an additional payment of $1.5 million incremental issuance cost.
On August 26, 2020, we amended the Monroe Facility to, among other things, (i) modify the covenant calculation of EBITDA to include certain transaction expenses incurred in connection with the Business Combination and (ii) exclude certain accounts from the SmarterChaos acquisition.
As of March 31, 2021, we had approximately $212.7 million total outstanding capacity under our Monroe Facility, which had an effective interest rate of 5.2% ly.
The Monroe Facility also contains covenants that require the Company to meet certain financial ratios and places restrictions on the payment of dividends, Cap threshold for holding excess cash, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.
As of March 31, 2021, the Company was in compliance with its debt covenants under its Credit Agreement with the Monroe Facility.
The Company’s debt with the Monroe Facility is collateralized by subordinated rights to the landlord’s lien on personal property deposit and security accounts, and intellectual properties such as licensed trademarks and copyrights.

Debt Maturity Schedule
The scheduled maturities of our total debt are estimated as follows at March 31, 2021 (in thousands):

(in thousands)
2021	7,141
2022	8,000
2023	186,846
2024	$—
2025 and thereafter	$—
$201,987
The Company holds a certain cash balance throughout the year depending on its cash flow requirements. When it exceeds a certain level of the Cap threshold, it will trigger additional cash payments under the Monroe Facility. If the Cap threshold is not met, at minimum the Company is expected to make $4.2 million principal payment under the Monroe Facility. The table above presents minimum payments plus additional fees paid attributable to holding excess cash on its balance sheets. As of March 31, 2021, the Company was in compliance with its debt covenants under its Credit Agreement under the Monroe Facility.

NOTE 8. ACQUISITIONS
Aimtell, PushPros and Aramis
The Company acquired on February 1, 2021, Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtel and PushPros are leading providers of technology-enabled digital performance advertising solutions connecting consumers and advertisers within home, auto, health and life insurance. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.
The Company paid consideration of $25.3 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement, contingent consideration with an initial fair value of $4.9 million and working capital of $0.3 million. Total expected payouts for contingent consideration over the next three years is $15.0 million, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or capital stock at the election of the Company.
In conjunction with this acquisition, we incurred approximately $0.5 million of legal and other acquisition-related expenses, which were recorded as Acquisitions Costs in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2021.
The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. The fair value of the brand was determined by applying an Income Approach, specifically the Relief from Royalty Method. The fair value of the acquired customer relationships was determined by applying an Income Approach, specifically the Multi Period Excess Earnings Method.
The following table presents the preliminary fair value allocation of the purchase price to the assets acquired, and liabilities assumed (in thousands):

February 1, 2021
Goodwill	4,853
Brand	226
Non-competition agreements	117
Technology	10,500
Customer relationships	7,920
Other assets acquired	5,100
Liabilities assumed	(3,446)
Net assets acquired	$25,270
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Aimtel/Aramis/PushPros and is included in the Brand Direct reportable segment. Intangible assets primarily consist of technology, brand and customer relationships with an estimated useful life of seven years for technology, one to five years for brand, and five to seven years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations.
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
In conjunction with this acquisition, we incurred approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisitions Costs in the unaudited condensed consolidated statements of operations.
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
The following table presents the preliminary fair value allocation of the purchase price to the assets acquired, and liabilities assumed (in thousands):

July 16, 2020
Goodwill	$3,078
Brand	277
Customer relationships	2,500
Accounts receivable	576
Other assets acquired	30
Liabilities assumed	(662)
Net assets acquired	$5,799

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of SmarterChaos and is included in the Other reportable segment. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of three and five years, respectively. Accounting remains open for working capital adjustments and final fair value during the measurement period.
NOTE 9. RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s effort to continually improve operational efficiency and reposition its assets to remain competitive on a national basis. Termination of office lease and other related costs include lease and termination of fixed assets, employee training, relocation and facility costs. These costs are recorded in General and administrative expenses, net in the consolidated statements of earnings (loss).
The Company leases certain office locations, including both long-term and short-term leases, with several leases offering renewal options. Rent expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively.
Management analyzed our current leases due to the COVID-19 economic environment and maintain a reserve of approximately $3.0 million as a result of the cease use of certain leased properties (included in the future minimum lease payments above). As of March 31, 2021, $1.3 million is accrued for within Accrued expenses and other current liabilities and $1.7 million is accrued for within Other non-current liabilities, on the unaudited condensed consolidated balance sheets.
At March 31, 2021, the future minimum lease payments for the Company were comprised of the following (in thousands):

March 31, 2021
2021	$1,562
2022	1,963
2023	1,966
2024	1,537
2025	404
Thereafter	—
Total	$7,432

During the quarter ended March 31, 2021, the Company recognized a valuation cost reduction to the lease liability of $351 thousand. Restructuring charges incurred under the program were $0.3 million in 2020, which primarily consisted of lease payments for existing charges net of lease income for properties that the Company was able to sublet to other third parties.
The change in liability for the restructuring costs for the quarter ended March 31, 2021 follows:

Restructuring Lease Liability;

Beginning balance at December 31, 2020	$3,653
Valuation adjustments	(351)
Lease payments	(383)
Lease accretion	47
Ending balance at March 31, 2021	$2,966

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
NOTE 10. FAIR VALUE MEASUREMENTS
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
Private Placement Warrants
As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Company’s Warrants issued in connection with the Business Combination. The Private Placement Warrants were restated and recorded at fair value as a liability in the Company’s consolidated balance sheet as at December 31, 2020. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model.
As of March 31, 2021, the Company has approximately 4.0 million Private Placement Warrants outstanding.

		March 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Total liabilities	$—	$—	$22,390	$22,390
Total		$—	$—	$22,390	$22,390
The following table represents the change in the warrant liability (in thousands):

Level 3
December 31, 2020	$22,080
Additions	—
Changes in fair value	315
Exercised	(5)
March 31, 2021	$22,390

Contingent consideration related to acquisitions
The fair value of the contingent consideration for the Aimtell/PushPros/Aramis acquisition was determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Acquisition costs on the Income Statement.
The following table presents assets and liabilities measured at fair value on a recurring basis (in thousands):

		March 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	Contingent consideration payable	$—	$—	$5,307	$5,307
Total		$—	$—	$5,307	$5,307
The following table represents the change in the contingent consideration (in thousands):

Level 3
December 31, 2020	$—
Additions	4,925
Changes in fair value	382
Settlements	—
March 31, 2021	$5,307

NOTE 11. EQUITY
Authorized Capitalization
The total amount of the Company’s authorized capital stock consists of (a) 600,000,000 shares of common stock, par value $0.0001 per share, of DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, (iii) 40,000,000 shares of Class C Common Stock, and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share, of DMS Inc. (“Company Preferred Stock”). As of March 31, 2021, there were 33,686,599 shares of Class A Common Stock outstanding and 25,999,464 shares of Class B Stock outstanding.
Company Common Stock
The following table sets forth the economic and voting interests of the Company’s common stockholders as of March 31, 2021:

Class	Total Shares (1)	Economic Ownership in DMSH (2)	Economic Ownership in DMS Inc. (3)	Voting Ownership in DMS Inc. (4)
Class A Common Stock	33,686,599	56.2%	100.0%	56.4%
Class B Common Stock	25,999,464	43.3%	—%	43.6%

(1) Represents the total number of outstanding shares for each class of DMS Inc. common stock as of March 31, 2021.
(2) Represents (i) the Class A Common Stock holders’ indirect economic interest in DMSH through their ownership of Class A Common Stock and (ii) the Class B Common Stock holders’ direct economic interest in DMSH through their ownership of DMSH Units. The remaining economic ownership of 0.5% is held by the sellers in SmarterChaos acquisition.

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
Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock. Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At March 31, 2021, there were no shares of Class C Common Stock outstanding.
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
Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company will have the right, at the Company’s option, from and after the Effective Time, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted. As of March 31, 2021, there were no Class C Common Stock issued and outstanding.
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
Preferred Stock
The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. The issuance of Preferred Stock of the Company could have the effect of decreasing the trading price of Company Common Stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Company Common Stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company. At March 31, 2021, there were no shares of preferred stock outstanding.
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
At March 31, 2021, approximately 10.0 million Public Warrants were outstanding.
Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of March 31, 2021, the Prism and Clairvest Direct Sellers combined ownership percentage in DMSH was 43.9% and as of December 31, 2020 it was 44.8%. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interest held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as a non-controlling interest.
NOTE 12. RELATED PARTY TRANSACTIONS
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
As of March 30, 2021, the total amount of liability under the Tax Receivable Agreement was $16.3 million, of which $510 thousand was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

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
NOTE 13. EMPLOYEE AND DIRECTOR INCENTIVE PLANS
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
On January 14, 2021, the Board of Directors of DMS Inc. approved additional employee quarterly grant for new employees of the Company with 36,790 RSUs under the 2020 Plan. The RSUs vest one-third each year based on three years of employee continuous service. The 2020 Plan provides Directors’ vesting rights after each year for completed service to the Company.
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
The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date and are amortized over the award’s service period. At March 30, 2021, total non-vested stock-based compensation expense related to restricted stock was $8.5 million, which will be recognized over a weighted-average remaining period of 2.29 years. The weighted-average grant-date fair value of shares granted during the year ended March 30, 2020, were $7.09 per share.
Restricted Shares
The following table presents the restricted share activity for the year ended March 31, 2021 (in thousands, except price per share):

Restricted Stock Units	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	1,198	$7.31
Granted	37	$11.65
Forfeited/Canceled	(95)	$11.65
Vested	—	$—
Outstanding at March 31, 2021	1,140	$7.09
Vested at March 31, 2021	—	—
As of March 31, 2021, the Company has two shared-based compensation plans: restricted share units and stock options. The compensation cost that has been recorded against Consolidated Statement of Operations, “Salaries and related costs” was approximately $1.4 million.
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
Stock Options
The following is the weighted average of the assumptions used in calculating the fair value of the total stock options granted in 2020 using the Black-Scholes method:

Fair market value	$3.28
Risk-free rate	0.5%
Dividend yield	—%
Expected volatility	49.3%
Expected term (in years)	5.8 years

The following table presents the stock option activity for the quarter ended March 31, 2021 (in thousands, except price per share):

Stock Options	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Restricted Stock Vested
Outstanding at January 1, 2021	550	$3.34	5.8 years	$—
Granted	27	$5.27	5.8 years	$—
Exercised	—	$—	—	$—
Forfeited/expired	(44)	$5.27	—	$—
Outstanding at March 31, 2021	533	$3.28	5.8 years	$—
Vested at March 31, 202	—	—	—	—
Exercisable at March 31, 2021	—	—	—	—
The weighted-average grant-date strike price of options during the quarter ended March 31, 2021 was $11.65 per share. The total intrinsic value of options exercised during the quarter ended March 31, 2021, was $0. The weighted-average grant-date fair value of shares granted during the quarter ended March 31, 2021, was $3.28 per share. During the quarter ended March 31, 2021, there were no shares or units converted into Class A Common Stock, or exercised from restricted stock units, stock options or warrants.
The following table presents non-vested shares for the quarter ended March 31, 2021 (in thousands, except price per share):

Non-vested Shares	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	1,748	$6.06
Granted	64	$8.96
Vested	—	$—
Forfeited	(139)	$9.62
Non-vested at March 31, 2021	1,673	$5.88

As of March 31, 2021, the total value of unvested shares was $10.3 million under the 2020 Plan. That cost is expected to be recognized over a weighted-average period of 2.29 years. The total fair value of shares vested during the quarter ended March 31, 2021, was $0.

NOTE 14. COMMITMENTS AND CONTINGENCIES
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
Lease agreements
The Company leases certain office locations, including both long-term and short-term leases, with several leases offering renewal options. Rent expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively.

At March 31, 2021, the future minimum lease payments for the Company were comprised of the following (in thousands):

March 31, 2021
2021	$1,562
2022	1,963
2023	1,966
2024	1,537
2025	404
Thereafter	—
Total	$7,432
Management analyzed our current leases due to the COVID-19 economic environment and recorded a reserve of approximately $3.0 million as a result of the cease use of certain leased properties (included in the future minimum lease payments above). As of March 31, 2021, $1.3 million is accrued for within Accrued expenses and other current liabilities and $1.7 million is accrued for within Other non-current liabilities, on the unaudited condensed consolidated balance sheets.
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
NOTE 15. INCOME TAXES
As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 56.2% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.
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
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $117 thousand for the three months ended March 31, 2021. The blended effective tax rate for the three months ended March 31, 2021 was 124.64%, which varies from our statutory U.S. tax rate due to the tax impact of the change in fair value of warrant liabilities, change in fair value of contingent liabilities, and taxable income or loss that is allocated to the non-controlling interest. The Company recorded $52 thousand income tax expense or benefit for the three months ended March 31, 2020.
Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into a Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of this agreement, the Company recorded as of December 31, 2020, a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheets.
As of March 31, 2021, the total amount of payments under the TRA was $16.3 million, of which $0.5 million was current and included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2021, and did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 16. EARNINGS PER SHARE
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
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings per share represent only the shares earned during the period of January 1, 2021 to March 31, 2021.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months Ended March 31,
Numerator:
Net (loss) income before income taxes	$(212)
Less: Net income attributable to non-controlling interests	(93)
Net income attributable to DMS Inc.	$(119)
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	33,241

Earnings per share of Class A Common Stock - basic and diluted	$—
Shares of the Company’s Class B common stock, warrants, restricted stock units and stock options do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
Potential shares of common stock not included in the computation of earnings per share because their effect would be antidilutive includes Stock Based Compensation for 84,009 Options and 530,745 RSUs, Warrants of 505,130 Public and 202,052 Private Placement, contingent consideration which could be settled in common stock of 1,237,636 and convertible equity of 26,306,841.
On January 14, 2021, the Board of Directors of DMS Inc. approved and granted approximately 36,790 RSUs and 27,000 in stock options to the Company’s new employees under the 2020 Omnibus Incentive Plan. Refer to Note 13. Employee and Director Incentive Plans for a description of the Company’s stock incentive plan.
Note. 17 Subsequent Events
On April 1, 2021, the Company has completed a transaction to purchase the assets of Crisp Marketing, LLC (“Crisp Results”). Crisp Results is a digital performance advertising company that connects consumers with brands within the insurance sector, with primary focus on the Medicare insurance industry. Crisp Results is known for providing predictable, reliable, flexible and scalable customer acquisition solutions, supporting large brands with a process that combines data, design, technology and innovation. The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the next 12 months, subject to the acquired companies reaching certain milestones, and a $5.0 million deferred payment. The contingent consideration and deferred payment can be paid in cash or stock at the election of the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
The Company is a premier performance-based marketing company offering a diversified customer leads and software delivery platform that drives high value, high intent leads to our customers. The Company is headquartered in Clearwater, Florida with approximately 405 employees as of March 31, 2021, located at our headquarters and satellite offices throughout the United States and Canada. We are a major contributor to the structural shift from traditional media to the online and digital arena currently ongoing in the advertising industry. Through our cutting-edge technologies and multi-faceted platforms, the Company enables advertising customers to more closely track, monitor and adjust marketing campaigns based on their return on investment.
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
On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions connecting consumers and advertisers within home, auto, health and life insurance. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.
The Company paid consideration of $20.0 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement. The transaction also includes up to $15.0 million in contingent consideration to be earned over the next three years, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or capital stock at the election of the Company (see Note 8. Acquisitions).
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
To combat this challenge, we have formed strategic partnerships through acquisitions with other advertising and proprietary media marketing software providers to increase our access to high quality targeted media. For example our prior acquisitions of W4, LLC and UE provide us access to proprietary software to drive meaningful engagement with advertising targets.
Regulation
Federal, state and industry-based regulations impact the businesses of our customers and in turn impact our revenues. Increased regulations can cause customers to reduce their expenditures and thus, their advertising budgets, which can potentially lower our revenues.
Macro-economic conditions
During 2020, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macro-economic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, had some adverse impact on our customers’ costs of services and their demand for our services and our revenues. Any difficulties faced by our customers due to hardships in the economy caused a reduction in their advertising budgets as they seek to manage expenses in general.
Conversely, to an extent, we believe that the digital media advertising industry was also counter-cyclical to macro-economic conditions since some customers increased their advertising and promotion efforts in times where consumers where more difficult to acquire. This enabled us to ease the downward impact on our revenues during a downturn in the economy.
Our technologies can be securely accessed remotely, which put us in a good position to seamlessly transition to operating our business remotely during the ongoing COVID-19 pandemic and beyond. Feedback from employee surveys indicate that our employees have embraced and prefer to continue to work in a remote environment, which caused us to look to a more flexible working environment. Management continues to analyze our lease contracts and options to close and sublease certain office locations and will continue to analyze the Company’s capacity requirements into the future.

RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2021	2020
Revenue by type:
Customer acquisition	94.4%	94.9%
Managed services	4.0%	4.0%
Software services	1.6%	1.1%
Total Net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	58.0%	56.2%
Marketplace	50.9%	47.0%
Other	2.1%	1.7%
Corporate and other	(11.0)%	(5.0)%
Total Net revenue	100.0%	100.0%
Salaries and related costs	10.6%	11.5%
General and administrative	7.2%	7.3%
Acquisition costs	1.5%	—%
Depreciation and amortization	5.6%	5.9%
Income (loss) from operations	3.6%	6.3%
Interest expense	3.4%	5.2%
Change in fair value of warrant liabilities	0.3%	—%
Net (loss) income before income taxes	(0.1)%	1.1%
Income tax expense	0.1%	0.1%
Net (loss) income	(0.2)%	1.0%
Net loss attributable to non-controlling interest	(0.1)%	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	(0.1)%	1.0%

Operating Results for three months ended March 31, 2021 and March 31, 2020
The following table presents the consolidated results of operations for the three months ended March 31, 2021 and 2020 and the changes from the prior periods (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenue	$96,803	$72,728	$24,075	33%
Cost of revenue	69,182	50,159	19,023	38%
Salaries and related costs	10,269	8,331	1,938	23%
General and administrative	6,962	5,297	1,665	31%
Acquisition costs	1,494	27	1,467	5433%
Depreciation and amortization	5,419	4,315	1,104	26%
Income (loss) from operations	3,477	4,599	(1,122)	(24)%
Interest expense	3,257	3,790	(533)	(14)%
Change in fair value of warrant liabilities	315	—	315	—%
Net (loss) income before income taxes	(95)	809	(904)	(112)%
Income tax expense	117	52	65	125%
Net (loss) income	(212)	757	(969)	(128)%
Net loss attributable to non-controlling interest	(93)	—	(93)	—%
Net income (loss) attributable to Digital Media Solutions, Inc.	$(119)	$757	$(876)	(116)%
Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.
The following table presents revenue by type for each segment and the changes from the prior periods:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Brand Direct
Customer acquisition	$52,901	$38,453	$14,448	38%
Managed services	3,278	2,448	830	34%
Total Brand Direct	$56,179	$40,901	$15,278	37%
Marketplace
Customer acquisition	$49,101	$34,178	$14,923	44%
Total Marketplace	$49,259	$34,178	$15,081	44%
Other
Managed services	$510	$450	$60	13%
Software services	1,507	809	698	86%
Total Other	$2,017	$1,259	$758	60%
Corporate and Other
Customer acquisition	$(10,652)	$(3,610)	$(7,042)	195%
Total Corporate and Other	$(10,652)	$(3,610)	$(7,042)	195%
Total Customer acquisition	91,350	69,021	22,329	32%
Total Managed services	3,946	2,898	1,048	36%
Total Software services	1,507	809	698	86%
Total Net revenue	$96,803	$72,728	$24,075	33%
Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.
Our Brand Direct segment experienced an increase in Customer acquisition revenue of $14.4 million, or 38%, during the three months ended March 31, 2021, as compared to the same period in 2020. This change was primarily due to growth in our affiliate and performance businesses due to further penetration of existing customers and expansion in the markets, offset by lack of sales from our messaging services due to a strategic shift away from this industry.
Customer acquisition revenue for Marketplace increased by $15.1 million, or 44%, during the three months ended March 31, 2021, as compared to the same periods in 2020, primarily due to our penetration of the auto insurance vertical as a result of UE’s performance.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer.
Managed services revenue experienced an increase of $1.0 million, or 36%, during the three months ended March 31, 2021 as compared to the same period in 2020, primarily driven by third-party leads.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended March 31,
	2021	2020	% Change
Brand Direct	27.0%	24.0%	12.5%
Marketplace	26.0%	33.0%	(21.2)%
Other	79.0%	98.0%	(19.4)%
Total gross profit percentage	28.5%	31.0%	(8.1)%
Gross profit for Brand Direct increased from 24.0% to 27.0% for the three months ended March 31, 2021. This margin increase was driven by substantial diversification in our distribution channels as we continue to scale growth.
Gross profit for Marketplace decreased from 33.0% to 26.0% for the three months ended March 31, 2021 and 2020, respectively, primarily due to the expansion in the auto insurance business at compressed margins.
Gross profit for Other decreased from 98.0% to 79.0% for the three months ended March 31, 2021 primarily due to the new revenue mix, which has compressed lower profit margins.
Total gross profit decreased from 31.0% to 28.5% for the three months ended March 31, 2021. This decrease was primarily due to the expansion of performance ad network for our affiliate and auto insurance business, both at compressed margins.
Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $1.9 million, or 23%, for the three months ended March 31, 2021 as compared to the same period in 2020, primarily driven by stock-based compensation and headcount as a result of an expansion of our workforce in the insurance business, as well as an increase in commissions due to the increase in revenue.
Salaries as a percentage of net revenue were 10.6% and 11.5% for the three months ended March 31, 2021 and 2020, respectively.
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
General and administrative expenses increased $5.3 million, or —%, from $5.3 million for the three months ended March 31, 2020 to $7.0 million the three months ended March 31, 2021, primarily driven by approximately $0.8 million of software and computer expense as well as an overall increase in insurance, legal and professional fees related to compliance, partially offset by a decline in rental expense due to recent office closures.
Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes accretion of contingent consideration, acquisition incentive compensation and other transaction related costs.
Acquisition costs increased by $1.5 million, or 5433% during the three months ended March 31, 2021. The increase was primarily due to the acquisition costs related to Aimtell, PushPros and Aramis on February 1, 2021, as well as preliminary expenses related to Crisp Results acquisition (see Note 17. Subsequent Events).

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.
Depreciation and amortization expense increased $1.1 million, or 26%, during the three months ended March 31, 2021, respectively, as compared to the same period in 2020, primarily driven by the fixed assets acquired with Aimtel/Aramis/PushPros (“AAP”) as well as continued investments in internally developed software, which were placed in service.
Interest expense. Interest expense is related primarily to our debt, which carries a variable interest rate based on the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the Company’s financial institution.
For the three months ended March 31, 2021, interest expense was $3.3 million as compared to $3.8 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in our outstanding debt balance and partial decrease in the interest rate during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Income tax expense. For the three months ended March 31, 2021, the Company’s effective income tax rate was 94%, as compared to 0% for the three ended March 31, 2020. The blended effective tax rate for the three months ended March 31, 2021 was 94% , which varies from our statutory U.S. tax rate due to the tax impact of the taxable income or loss that is allocated to the non-controlling interest.
Non-controlling interest. As a result of the Business Combination and the SmarterChaos acquisition, our non-controlling interest owns approximately 43.8% of the ownership interest of DMSH and we allocate the respective portion of net income or loss to the DMSH Units held by the non-controlling interest. Refer to Note 2. Business Combination and Note 10. Equity in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report, for a more detailed discussion on the non-controlling interest and the Business Combination.
NON-GAAP FINANCIAL MEASURES
In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (“GAAP”), this earnings press release includes additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”), including adjusted revenue, adjusted EBITDA, unlevered free cash flow, adjusted net income and adjusted EPS. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures can be found below. As explained further below, we use these financial measures internally to review the performance of our business units without regard to certain accounting treatments and non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.
Adjusted Revenue
Adjusted revenue is a non-GAAP financial measure presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our underlying operations. Management believes this measure provides useful information because, while the majority of our business consists of lead generation contracts which are accounted for on a gross basis, a portion of our agency managed services contracts are accounted for on a net basis. In light of these considerations, management believes that adjusted revenue provides useful information regarding operating performance across our business, without regard to the accounting treatment of individual contracts, and allows management to build forecasts on a consistent basis across the business. Management further uses adjusted revenue to compare the performance of divisions within the Company against each other and to isolate our core operating performance. Moreover, management expects that over time we will transition all of our services to a principal relationship and as our contracts are either amended or new agreements are executed, this measure will help provide a basis for comparison of our business operations between different periods over time as we transition these services and related accounting for these contracts.
Adjusted revenue is defined as revenue as reported under GAAP, without regard to netting of costs applicable to revenues earned under contracts that are deemed to be entered into on an agency basis.
The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31, 2021
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$96,803	$2,735	$99,538
Cost of revenue	69,182	2,735	71,917
Gross profit	$27,621	$—	$27,621
Gross profit margin	28.5%	—%	27.7%

(1) Includes the gross up for certain Managed services contracts that are presented net of costs under GAAP for the three months ended March 31, 2021.
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

Adjusted EBITDA, is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) acquisition costs, (5) other expenses, (6) other non-recurring, infrequent or unusual costs (An item is considered to be non-recurring, infrequent or unusual if it is unlikely that it will recur in the next two years or if a similar charge or gain has not occurred in the preceding two years, in accordance with SEC rules.); (7) future estimated cost savings resulting primarily from the reorganization of acquisitions, including adjustments to headcount, as well as other operational synergies, (8) future estimated technology synergies and cost savings due to the use of an alternative vendor, (9) future estimated costs savings resulting primarily from acquisitions as well as reorganization of staff adjustments, use of lower cost distribution vendors, amongst others, and (10) Aimtell EBITDA from January 1, 2021 through January 31, 2021, the date of the acquisition.

Unlevered free cash flow is defined as adjusted EBITDA, less capital expenditures, and unlevered free cash flow conversion is defined as unlevered free cash flow divided by adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from net income the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(212)	$757
Adjustments
Interest expense	3,257	3,790
Income tax expense	117	52
Depreciation and amortization	5,419	4,315
Acquisition costs (1)	1,494	27
Other expenses (2)	2,253	133
Other non-recurring expenses (3)	554	348
Subtotal before additional adjustments	$12,882	$9,422
Additional Adjustments
Pro forma cost savings (4)	$31	$675
Technology synergies (5)	192	779
Pro forma cost savings (6)	577	1,372
Acquisitions EBITDA (7)	422	1,126
Adjusted EBITDA	$14,104	$13,374
Capital expenditures	$2,498	$2,976
Unlevered Free Cash Flow	$11,606	$10,398
Unlevered Free Cash Flow Conversion	82%	78%
______________
(1)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions.
(2) Includes primarily stock-based compensation, investor management fees, director fees and costs related to philanthropic initiatives.
(3) Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance and commission payments due to company reorganization.
(4) These are estimated cost savings primarily from reorganization of the company.
(5) These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(6) These are annualized estimated cost synergies from the UE, SmarterChaos.com, and Aimtell acquisitions.
(7) Includes pre-acquisition Aimtell EBITDA during the three months ended March 31, 2021 and comparable pro forma amounts during the same period in 2020.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Unlevered Free Cash Flow	$11,713	$10,398
Capital expenditures	2,391	2,976
Adjusted EBITDA	$14,104	$13,374
Acquisitions EBITDA (1)	422	1,126
Pro forma cost savings (2)	577	1,372
Technology synergies (3)	192	779
Pro forma cost savings (4)	31	675
Subtotal before additional adjustments	$12,882	$9,422
Other non-recurring expenses (5)	554	348
Other expenses (6)	2,253	133
Acquisition costs (7)	1,494	27
Subtotal before additional adjustments	$8,581	$8,914
Provision for bad debt	(351)	143
Lease restructuring charges	1,365	—
Stock-based compensation	(3,257)	—
Interest expense	(117)	(3,790)
Income tax expense	—	(52)
Payment of contingent consideration	233	(1,000)
Amortization of debt issuance costs	(1,016)	280
Deferred income tax provision, net	(1,069)	(490)
Change in accounts receivable, net	367	(4,870)
Change in prepaid expenses and other current assets	(5,703)	(1,188)
Change in accounts payable and accrued expenses	—	3,174
Change in other liabilities	(24)	(12)
Net cash provided by (used in) operating activities	$552	$1,109
______________

(1) Includes pre-acquisition Aimtell EBITDA during the three months ended March 31, 2021 and comparable pro forma amounts during the same period in 2020.
(2)These are annualized estimated cost synergies from the UE, SmarterChaos.com, and Aimtell acquisitions.
(3)These are annualized estimated UE Authority, Co. (“UE”) technology synergies related to uniform infrastructure platform.
(4)These are estimated cost savings primarily from reorganization of the company.
(5)Other non-recurring expenses include, restructuring costs and lease termination costs due to office closures, severance and commission payments due to company reorganization.
(6)Includes primarily stock-based compensation, investor management fees, director fees and costs related to philanthropic initiatives.
(7)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions.

Adjusted Net Income and Adjusted EPS:
We use the non-GAAP measures adjusted net income and adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define adjusted net income (loss) as net income (loss) attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the Business Combination, acquisition-related costs, equity based compensation and lease restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC ("DMSH LLC") (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock of Digital Media Solutions, Inc. on a one-to-one basis. We define adjusted pro forma net loss per share as adjusted pro forma net loss divided by the weighted-average shares of Class A common stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net income (loss)	$(212)	$757
Less: Net income attributable to non-controlling interests subsequent to the Business Combination	(93)	—
Net income attributable to DMS Inc.	(119)	757
Denominator:
Weighted-average shares of Class A Common Stock outstanding - basic and diluted	33,241	N/A

Earnings per share of Class A Common Stock - basic and diluted	$—	N/A

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net income (loss) attributable to Digital Media Solutions, Inc.;	$(119)	$757
Add adjustments to net income (loss):
Acquisition costs	1,494	27
Equity based compensation, legal and severance costs	2,253	133
Restructuring,transition and refinance costs	554	348
Acquisition synergies	800	2,826
Acquisition EBITDA	422	1,126
	$5,404	$5,217
Net income tax benefit (expense) based on conversion of units	144	121
Adjusted net income (loss)	$5,678	$4,917
Denominator:
Weighted-average shares outstanding - basic and diluted
Class A common stock	33,241	23,960
Weighted-average LLC Units of Digital Media Solutions Holdings, LLC that are convertible into Class A common stock	26,306	20,500
	59,547	44,460
Adjusted EPS	$0.09	$0.11

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2021	December 31, 2020	$ Change	% Change
Cash	$23,866	$31,397	$(7,531)	(24)%
Availability under revolving credit facility	$11,000	$15,000	$(4,000)	(27)%
Total Debt	201,987	203,851	$(1,864)	(1)%
Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. We generate sufficient cash flows for working capital and expect to do so for the foreseeable future.
Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and interest expense. During the year ended December 31, 2020, we increased the capacity on our revolving commitment and borrowed the remaining availability as a precautionary measure to reinforce our cash position and preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic.
For the three months ended March 31, 2021 and the three months ended March 31, 2020, our Unlevered Free Cash Flow conversion rate was 83% and 78%, respectively. The increase was due to lower expected UE and SmarterChaos synergies and management proforma adjustments.
On July 15, 2020, the Company completed its Business Combination with Leo, and in accordance with the terms of the Business Combination Agreement, DMS received $40.0 million in cash and paid $10.0 million on the Monroe Facility.
Cash flows from operating activities
Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2021 as compared to $1.1 million provided by in the three months ended March 31, 2020. The increase in comparable cash provided by operating activities was primarily due to continued growth of the business and payments of accrued expenses offset by stock-based compensation and the payout of the earnout compensation related to a previous acquisition of UE Authority, Co. during the three months ended March 31, 2020.
Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2021 increased by $3.9 million, or 130% to $6.8 million from $3.0 million for the three months ended March 31, 2020 primarily due to the recent acquisition of Aimtell/Aramis/PushPros and continued investments in internally developed software.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2021 was $(1.9) million, reflecting a decrease of $(10.6) million, or 121%, as compared to $8.8 million for the three months ended March 31, 2020. This decrease was mainly due to borrowings on revolving credit facilities during the period ended March 31, 2020.
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

SUMMARY OF CONTRACTUAL OBLIGATIONS
The following table presents our expected future contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Monroe Credit Facility (1)	$201,987	$7,141	$8,000	$186,846	$—
Notes payable- insurance premium	$—	$—	$—	$—	$—
Operating leases (2)	$7,432	$1,562	$5,466	$404	$—
Purchase obligations (3)	$10,931	$5,200	$5,731	$—	$—
Total	$220,350	$13,903	$19,197	$187,250	$—
(1) Our credit facility matures July 2023. Our interest rate as of March 31, 2021 was used to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.
(2) Management analyzed our current leases due to the COVID-19 economic environment and recorded a reserve as a result of the cease of use of certain leased properties, which was $3.0 million as of March 31, 2021.
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
We believe that the accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements included in this Quarterly Report.
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 1. Financial Statements of this Quarterly Report, for further information on our critical and other significant accounting policies.
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
Accounts receivable, net
Accounts receivables are recorded net of the allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on factors including past write-offs and delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of March 31, 2021 and 2020, the allowance for doubtful accounts was $3.5 million and $3.1 million, respectively, and bad debts expense was $0.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
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
Software development costs
Costs for software developed for internal use are capitalized as Property and equipment on the Consolidated Balance Sheets during the preliminary stage and post-implementation stages and any initial research and development and maintenance costs are expensed as incurred. Costs incurred in the application development stage are capitalized when the internal use software is placed in service, and amortized over the estimated economic life of the software from the date of implementation.
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
Warrants
The Private Placement Warrants meet the definition of a derivative under ASC 815. The Private Placement Warrants are recorded as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. The Private Placement Warrants are valued using a Black-Scholes-Merton pricing model using a Monte Carlo fair value analysis based on estimated Class A Common Stock volatility, market price and exercise price and the remaining life of the Private Placement Warrants.
Advertising costs
All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.5 million, respectively.
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

As of March 31, 2021, the total amount of under the Tax Receivable Agreement was $16.3 million, of which $0.5 million was current and included in Accrued expenses and other current liabilities on the consolidated balance sheet.

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
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for January 1, 2020 through July 15, 2020, the Business Combination date.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates.
As of the quarter ended March 31, 2021 and year ended December 31, 2020 we had $229.0 million outstanding under our Monroe Facility, which had an effective interest rate of 5.19% and 5.20% for the quarter ended March 31, 20211 and year ended December 31, 2020, respectively.
The effective interest rate was in a variable rate range between 5.19% and 5.24%, equal to the three-month LIBOR, or an alternate base rate, plus an agreed upon margin with the lender. Refer to Note 7. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, for further details on our debt.
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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.
Item 4. Controls and Procedures
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

Since completing the Business Combination, with the oversight of senior management and our audit committee, we have been taking steps to improve and enhance our internal control over financial reporting, and more recently to remediate the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021. These steps include: (i) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting; (ii) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iii) continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (iv) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements.

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors
As of March 31, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
10.1	Amendment No. 5 to Credit Agreement, dated February 1, 2021, by and among Digital Media Solutions Holdings, LLC, Digital Media Solutions, LLC, each of the affiliates of Digital Media Solutions, LLC party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on February 4, 2021).
10.2 #	Offer Letter, dated February 13, 2021, by and between Digital Media Solutions, Inc. and Vasundara Srenivas (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2021).
10.3 #	Letter Agreement, dated March 16, 2021, by and between Digital Media Solutions, Inc. and Randall Koubek (incorporated by reference to Exhibit 10.15 to Digital Media Solutions, Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on March 26, 2021).
10.4 #	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated January 19, 2021 (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A filed with the SEC on May 17, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information for the period ended March 31, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Changes in Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

# Management contract and compensatory plan and arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: May 17, 2021

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vasundara Srenivas
Name:	Vasundara Srenivas
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)