Form 10-Q
period 2021-06-30
Digital Media Solutions, Inc.
filed 2021-08-09
CIK 1725134

Prospectus Supplement No. 2 (to prospectus dated May 26, 2021)	Filed Pursuant to Rule 424(b)(3) Registration No. 333-256518

DIGITAL MEDIA SOLUTIONS, INC.
3,436,767 Shares of Class A Common Stock

This prospectus supplement relates to the prospectus dated May 26, 2021, as supplemented thereafter (the “Prospectus”), related to the offer and sale, from time to time, by the selling holders identified in the Prospectus, or their permitted transferees, of up to 3,436,767 shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”) of Digital Media Solutions, Inc., a Delaware corporation (“DMS”).
This prospectus supplement is being filed to update and supplement the information contained in the Prospectus with the information contained in DMS’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2021, which is attached to this prospectus supplement.
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

Investing in our securities involves risks. See “Risk Factors” beginning on page 5 of the Prospectus and in any applicable prospectus supplement.
Neither the SEC nor any state securities commission has approved or disapproved of these securities or passed upon the adequacy or accuracy of the Prospectus or this prospectus supplement. Any representation to the contrary is a criminal offense.

The date of this prospectus supplement is August 9, 2021.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, 36,167,765 shares of the registrant’s Class A common stock; 25,999,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,078 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Reprt contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on the NYSE of our common stock and warrants; (13) fluctuations in value of our private placement warrants; and (14) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in DMS’s Annual Report on Form 10-K/A and its subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2021	December 31, 2020 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,829	$31,397
Accounts receivable, net of allowances of $3,985 and $3,121, respectively	51,868	42,085
Prepaid and other current assets	3,171	2,943
Income tax receivable	2,141	474
Total current assets	76,009	76,899
Property and equipment, net	18,484	15,016
Goodwill	67,127	44,904
Intangible assets, net	86,434	46,447
Deferred tax assets	19,687	18,948
Other assets	797	206
Total assets	$268,538	$202,420
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$39,741	$37,191
Accrued expenses and other current liabilities	7,569	9,886
Current portion of long-term debt	2,250	7,967
Income tax payable	26	1,413
Short-term Tax Receivable Agreement liability	1,180	510
Contingent consideration payable - current	6,213	—
Total current liabilities	56,979	56,967

Long-term debt	215,995	193,591
Long-term Tax Receivable Agreement liability	16,179	15,760
Deferred tax liability	6,455	7,024
Private Placement Warrant liabilities	14,640	22,080
Contingent consideration payable - noncurrent	4,035	—
Deferred acquisition consideration payable	4,642	—
Other non-current liabilities	2,520	2,683
Total liabilities	321,445	298,105
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at June 30, 2021	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 35,818 issued and outstanding at June 30, 2021	3	3
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,999 issued and 25,699 outstanding at June 30, 2021	3	3
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at June 30, 2021	—	—
Additional paid-in capital	$(27,642)	$(48,027)
Retained earnings	(737)	(3,146)
Total stockholders' deficit	(28,373)	(51,167)
Non-controlling interest	$(24,534)	$(44,518)
Total deficit	(52,907)	(95,685)
Total liabilities and deficit	$268,538	$202,420
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenue	$105,079	$75,196	$201,882	$147,924
Cost of revenue	71,359	52,402	140,541	102,561
Salaries and related costs	11,708	7,901	21,977	16,231
General and administrative expenses	10,552	4,652	17,514	9,950
Acquisition costs	466	47	1,960	74
Depreciation and amortization	7,044	4,356	12,463	8,671
Income from operations	$3,950	$5,838	$7,427	$10,437
Interest expense	3,622	3,491	6,879	7,281
Change in fair value of warrant liabilities	(7,750)	—	(7,435)	—
Debt extinguishment	2,108	$—	2,108	$—
Net income before income taxes	$5,970	$2,347	$5,875	$3,156
Income tax expense	1,031	213	1,148	265
Net income	$4,939	$2,134	$4,727	$2,891
Net income attributable to non-controlling interest	2,411	—	2,373	—
Net income attributable to Digital Media Solutions, Inc.	$2,528	$2,134	$2,354	$2,891

Weighted-average shares outstanding - basic	35,377	N/A1	34,315	N/A1
Weighted-average shares outstanding - diluted	36,522	N/A1	34,325	N/A1
Earnings per share attributable to Digital Media Solutions, Inc.:
Basic earnings per common shares	$0.07	N/A1	$0.07	N/A1
Diluted earnings per common shares	$0.07	N/A1	$(0.06)	N/A1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.
1Prior to the Business Combination, the membership structure of Digital Media Solutions Holdings, LLC included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit

Balance, December 31, 2020 (As Restated)	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net income (loss)	—	$—	—	$—	$—	$(119)	$(119)	$(93)	$(212)
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 6)	1,293	$—	—	$—	$9,384	$—	$9,384	$5,616	$15,000
Exercise of warrants to issue Class A common stock	1	$—	—	$—	$17	$—	$17	$—	$17
Stock-based compensation	—	$—	—	$—	$1,365	$—	$1,365	$—	$1,365
Other	—	$—	—	$—	$—	$—	$—	$(21)	$(21)
Balance, March 31, 2021	33,687	$3	25,999	$3	$(37,261)	$(3,265)	$(40,520)	$(39,016)	$(79,536)

Net income	—	—	—	—	—	2,528	2,528	2,411	$4,939
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	$—	—	$—	$11,513	$—	$11,513	$8,310	$19,823
Prism shares redeemed and issued to Class A Common Stock	300	$—	(300)	$—	$192	$—	$192	$—	$192
Directors and employee vested units redeemed	82	—	—	—	$—	—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	$1,394	$—	$1,394	$—	$1,394
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	$—	—	$—	$392	$—	$392	$—	$392
Impact of transactions affecting non-controlling interest (2)	—	$—	—	$—	$(3,788)	$—	$(3,788)	$3,788	$—
Other (3)	—	$—	—	$—	$(84)	$—	$(84)	$(27)	$(111)
Balance, June 30, 2021	35,818	$3	25,699	3	(27,642)	(737)	$(28,373)	$(24,534)	$(52,907)
(1) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the sellers of SmarterChaos.
(2) On June 30, 2021, the sellers of Smarter Chaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(3) Includes costs associated with the issuance of equity shares.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members’ Deficit
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$(106,258)	$(106,258)
Net income	—	$—	—	$—	$—	$—	$—	$—	757	$757
Member distributions	—	$—	—	$—	$—	$—	$—	$—	$(170)	$(170)
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$(105,671)	$(105,671)
Net income	—	$—	—	$—	$—	$—	$—	$—	$2,134	$2,134
Balance, June 30, 2020	—	$—	—	$—	$—	$—	$—	$—	$(103,537)	$(103,537)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$4,727	$2,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,463	8,671
Lease restructuring charges	174	—
Loss on debt extinguishment	2,108	—
Provision for bad debt	909	—
Stock-based compensation, net of amounts capitalized	2,530	—
Payment of contingent consideration	—	(1,000)
Amortization of debt issuance costs	528	471
Deferred income tax provision, net	364	(984)
Change in fair value of contingent consideration	560	—
Change in fair value of warrant liability	(7,435)	—
Change in income tax receivable and payable	(2,328)	—
Change in accounts receivable, net	(4,330)	(2,200)
Change in prepaid expenses and other current assets	222	(4,109)
Change in accounts payable and accrued expenses	(6,768)	(76)
Change in other liabilities	(190)	29
Net cash provided by operating activities	$3,534	$3,693
Cash flows from investing activities
Additions to property and equipment	$(4,212)	$(5,031)
Acquisition of businesses, net of cash acquired	(24,830)	—
Net cash used in investing activities	$(29,042)	$(5,031)
Cash flows from financing activities
Payments of long-term debt and notes payable	$(199,851)	$(2,386)
Proceeds from borrowings on revolving credit facilities	11,000	10,000
Payments of borrowings on revolving credit facilities	(15,000)	(1,000)
Proceeds from issuance of long-term debt	220,840	—
Proceeds from warrants exercised	11	—
Payment of debt issuance costs	(3,565)	(163)
Payment of equity issuance costs	(322)	—
Payment of early termination	(188)	—
Other	15	(170)
Net cash provided by financing activities	$12,940	$6,281
Net change in cash	$(12,568)	$4,943
Cash, beginning of period	31,397	3,008
Cash, end of period	$18,829	$7,951

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$6,308	$6,904
Income taxes, net	$3,837	$—
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$14,890	$—
Issuance of equity for Aimtell/PushPros/Aramis and Crisp Results	$35,000	$—
Capital expenditures included in accounts payable	$1,144	$248
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Quarterly Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida. The Company primarily operates and derives most of its revenues in the United States.

Restatement of Previously Issued Financial Statements
The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 18, 2021 (the “2020 Form 10-K/A”).

As previously disclosed in our 2020 Form 10-K/A, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well as each of the impacted quarters within 2020 to make the necessary accounting corrections related to our warrant accounting for the Private Placement warrants. There was no impact to the quarter ended June 30, 2020 as the Private Placement warrants were not issued.

Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

Business Combination
As discussed in more detail in our 2020 Form 10-K/A on July 15, 2020, DMSH consummated the Business Combination with Leo pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 55.5% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 44.5% of the membership interest in DMSH (“non-controlling interests”).

For additional information, see Note 2: “Business Combination” in the Notes to Consolidated Financial Statements in our 2020 Form 10-K/A.

Non-controlling Interest
The non-controlling interest represents the membership interest in Digital Media Solutions Holding (“DMSH”) held by holders other than the Company. As of June 30, 2021, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 41.9% and as of December 31, 2020 it was 44.8%. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interest held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as a non-controlling interest.

Changes in Accounting Standards and Policies
There have been no changes in the significant accounting policies from those that were disclosed in our 2020 Form 10-K/A.
Accounting Standards Not Yet Adopted
The Company qualifies as an “emerging growth company” and thus has elected to adhere to the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to adopt the standard using the optional transition method whereby we would apply the new lease requirements through a cumulative-effect adjustment on the effective date of adoption. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We are currently evaluating the impact on our consolidated balance sheets, recognizing assets and related lease liabilities, which may or may not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2. REVENUE
Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended June 30, 2021
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Three Months Ended June 30, 2021
Net revenue:
Customer acquisition	$57,955	$57,763	$—	$(14,476)	$101,242
Managed services	1,921	—	1,109	—	3,030
Software services	—	—	807	—	807
Total Net revenue	$59,876	$57,763	$1,916	$(14,476)	$105,079
	Three Months Ended June 30, 2020
Three Months Ended June 30, 2020	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$40,185	$35,218	$—	$(6,636)	$68,767
Managed services	5,189	—	449	—	5,638
Software services	—	—	791	—	791
Total Net revenue	$45,374	$35,218	$1,240	$(6,636)	$75,196

	Six Months Ended June 30, 2021
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Six Months Ended June 30, 2021
Net revenue:
Customer acquisition	$111,009	$107,022	$—	$(25,127)	$192,904
Managed services	5,046	—	2,325	—	7,371
Software services	—	—	1,607	—	1,607
Total Net revenue	$116,055	$107,022	$3,932	$(25,127)	$201,882

	Six Months Ended June 30, 2020
Six Months Ended June 30, 2020	Brand Direct	Marketplace	Other	Intercompany eliminations	Total

Net revenue:
Customer acquisition	78,637	69,396	—	(10,246)	137,787
Managed services	7,638	—	899	—	8,537
Software services	—	—	1,600	—	1,600
Total Net revenue	$86,275	$69,396	$2,499	$(10,246)	$147,924
Contract balances
As of June 30, 2021 and December 31, 2020, the balance of deferred revenue was $1.2 million and $1.7 million, respectively, and recorded within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. We expect the majority of the deferred revenue balance at June 30, 2021 to be recognized as revenue during the following quarter. For the three and six months ended June 30, 2021, we recognized revenue of $1.1 million and $2.8 million, respectively, that was previously recorded as a contract liability within “Accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $2.2 million and $1.8 million, respectively. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service.

NOTE 3. REPORTABLE SEGMENTS
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

The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenue	$105,079	$75,196	$201,882	$147,924
Brand Direct	59,876	45,374	116,055	86,275
Marketplace	57,763	35,218	107,022	69,396
Other	1,916	1,240	3,932	2,499
Intercompany eliminations	(14,476)	(6,636)	(25,127)	(10,246)
Cost of revenue	71,359	52,402	140,541	102,561
Brand Direct	44,321	34,410	87,140	65,298
Marketplace	41,056	24,541	77,654	47,440
Other	458	38	874	69
Intercompany eliminations	(14,476)	(6,587)	(25,127)	(10,246)
Gross profit	$33,720	$22,794	$61,341	$45,363
Salaries and related costs	11,708	7,901	21,977	16,231
General and administrative expenses	10,552	4,652	17,514	9,950
Acquisition costs	466	47	1,960	74
Depreciation and amortization	7,044	4,356	12,463	8,671
Income from operations	$3,950	$5,838	$7,427	$10,437

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, December 31, 2020	$8,616	$32,660	$3,628	$44,904
Additions (Note 6)	4,853	17,370	—	22,223
Balance, June 30, 2021	$13,469	$50,030	$3,628	$67,127
The carrying amount of goodwill for all reporting units had no accumulated impairments as of June 30, 2021 and December 31, 2020.
Intangible assets, net
Finite-lived intangible assets, net consisted of the following (in thousands):

		June 30, 2021			December 31, 2020
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technology	3 to 5	$58,631	$(26,672)	$31,959	$48,008	$(21,454)	$26,554
Customer relationships	2 to 9	55,713	(10,653)	45,060	21,794	(6,749)	15,045
Brand	1 to 7	9,621	(1,547)	8,074	4,295	(961)	3,334
Non-competition agreements	3	2,222	(881)	1,341	2,105	(591)	1,514
Total		$126,187	$(39,753)	$86,434	$76,202	$(29,755)	$46,447
Amortization expense for finite-lived intangible assets is recorded on a straight-line basis in the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $9.9 million and $7.1 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5. DEBT
The following table presents the components of outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
Term loan	$225,000	$190,541
Revolving credit facility	—	4,000
Delayed draw term loan	—	8,236
Notes payable	—	1,074
Total debt	225,000	203,851
Unamortized debt issuance costs (1)	(6,755)	(2,293)
Debt, net	218,245	201,558
Current portion of long-term debt	(2,250)	(7,967)
Long-term debt	$215,995	$193,591

(1) Includes net debt issuance discount and other costs.
On May 25, 2021, Digital Media Solutions, LLC (“DMS LLC”), as borrower, and DMSH, each of which is a subsidiary of DMS, entered into a new five-year $275 million senior secured credit facility (the “Credit Facility”), with a syndicate of lenders (“Lenders”), arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent. The Credit Facility is guaranteed by, and secured by substantially all of the assets of, DMS LLC, DMSH LLC and their material subsidiaries, subject to customary exceptions. Pursuant to the Credit Facility, the Lenders provided DMS LLC with senior secured term loans consisting of a senior secured term loan with an aggregate principal amount of $225 million (the “Term Loan”) and a $50 million senior secured revolving credit facility (the “Revolving Facility”).

The Company deferred approximately $3.5 million of issuance costs primarily associated with brokerage, legal, arrangement and consulting fees. The discount and the deferred financing costs will be amortized using the effective interest method over the life of the note.

The Term Loan which was issued at an original issue discount of 1.8% or $4.2 million, will be subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) Administrative Agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”), plus 3.25%. The Term Loans bears interest at, at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments.

Upon the closing of the Credit Facility, the credit agreement dated as of July 3, 2018, by and among DMS LLC, DMSH, each of their subsidiaries party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger, and all outstanding amounts thereunder that was previously outstanding with an aggregate principal amount of $210 million was extinguished, and the $15 million revolving credit facility was closed (“Monroe Facility”).

The Company recognized a loss on debt extinguishment of $2.1 million during the three and six months ended June 30, 2021, which primarily included accelerated amortization of deferred financing costs, legal fees and early termination fee. The loss recognized is presented as “Debt Extinguishment” in the condensed consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at June 30, 2021:

(in thousands)
2021	$1,125
2022	2,250
2023	2,250
2024	2,250
2025 and thereafter	217,125
Total debt	$225,000

NOTE 6. ACQUISITIONS
Crisp Results
On April 1, 2021, the Company completed a transaction to purchase the assets of Crisp Marketing, LLC (“Crisp Results”). Crisp Results is a digital performance advertising company that connects consumers with brands within the insurance sector, with primary focus on the Medicare insurance industry. Crisp Results is known for providing predictable, reliable, flexible and scalable customer acquisition solutions, supporting large brands with a process that combines data, design, technology and innovation.

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the acquisition, subject to the achievements of certain milestones, and $5.0 million of deferred payment, to be paid 18-months after the acquisition date.

As of April 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.8 million, and the deferred consideration was $4.6 million. As of June 30, 2021, the contingent consideration earnout increased
$0.6 million during the current quarter to a total of $5.4 million, and the deferred consideration did not materially change. The contingent consideration and deferred payment can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.7 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated operations during the three and six months ended June 30, 2021. Additionally, we incurred $0.2 million of equity issuance costs, offsetting the 1.6 million share issuance in the equity for Crisp Results.

The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of April 1, 2021. Under Accounting Standards Codification 805 (“ASC 805”), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. The fair value of the brand was determined by applying an Income Approach, specifically the Relief from Royalty Method. The fair value of the acquired customer relationships was determined by applying an Income Approach, specifically the Multi Period Excess Earnings Method.
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Crisp Results and is included in the Marketplace reportable segment. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of, one to seven years for brand and five to six years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations due to the timing and complexity of the acquisition transaction.
Aimtell, PushPros and Aramis
The Company acquired on February 1, 2021, Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions connecting consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.
The Company paid consideration of $20.0 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement, contingent consideration with a fair value of $4.9 million and working capital of $0.3 million. Total payouts for contingent consideration over the three years following the closing of the transaction is $15.0 million, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.
As of February 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.9 million. The contingent consideration did not materially change during the three and six months ended June 30, 2021. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.5 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2021.
The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand, technology and customer relationships of the acquired business. The fair value of the brand and technology was determined by applying an Income Approach, specifically the Relief from Royalty Method. The fair value of the acquired customer relationships was determined by applying an Income Approach, specifically the Multi Period Excess Earnings Method.
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Aimtell/Aramis/PushPros and is included in the Brand Direct reportable segment. Intangible assets primarily consist of technology, brand and customer relationships with an estimated useful life of seven years for technology, one to seven years for brand, and five to six years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations due to the timing and complexity of the acquisition transaction.
SmarterChaos and She is Media

On July 16, 2020, the Company acquired SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network, (collectively, “SmarterChaos”) for cash and equity of DMSH totaling approximately $5.8 million, net of cash, which was subject to a working capital adjustment that was finalized December 31, 2020.

DMSH issued the SmarterChaos sellers approximately 307,000 DMSH Units, which are convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.

On June 30, 2021, SmarterChaos sellers elected to redeem 154,000 DMSH units; DMS Inc. elected to exchange those for shares of Class A common stock, with an aggregate capital contribution to DMSH of approximately $3.0 million.
In conjunction with this acquisition, we incurred approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations.
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
The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of SmarterChaos and is included in the Other reportable segment. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of one to seven years for brand, and five to six years for customer relationships.

Net assets and liabilities acquired from the 2020 and 2021 Acquisitions consist of the following;

(In thousands)	SmarterChaos	Aimtell, PushPros and Aramis (preliminary)	Crisp Results (preliminary)	Expected Useful Life
	2020	2021	2021	2021
Goodwill	$3,078	$4,853	$17,370
Technology	$—	$10,500	$—	3 to 5
Customer relationships	$2,500	$7,920	$26,000	5 to 6
Accounts receivable	$576	$3,313	$2,610
Brand	$277	$226	$5,100	1 to 7
Non-competitive agreements	$—	$117	$—	3
Property and equipment	$28	$250	$220	3 to 5
Accounts payable	$(1,156)	$(2,966)	$(1,593)
Other assets acquired and liabilities assumed, net (1)	$496	$1,057	$—
Net assets and liabilities acquired	$5,799	$25,270	$49,707
(1) Other assets acquired and liabilities assumed, net includes Prepaids, and Other Current Assets, partially offset by other current liabilities (i.e., Travel and expense payables, payroll liabilities, tax liabilities).

The following schedule represents the amounts of net revenue and net income (loss) from operations related to 2021 and 2020 acquisitions which have been included in the unaudited consolidated statements of operations for the periods indicated subsequent to the acquisition date.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(In thousands)	Aimtell, PushPros and Aramis	Crisp Results	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$5,774	$6,967	$10,075	$6,967
Net income (loss) from operations	$(484)	$(155)	$(620)	$(155)

			Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(In thousands)			SmarterChaos
Net revenue			$934	$1,757
Net income (loss) from operations			$7	$(161)

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies’ operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under our ownership and operation.

A proforma schedule for SmarterChaos is not included below because the Company was acquired on July 16, 2020 and net revenue and net income from operations related to this acquisition prior to July 16, 2020 was not material to the Company’s consolidated financial position or results of operations. Net revenue and net income from operations are presented in the above table subsequent to the acquisition date.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(In thousands)	Aimtell, PushPros and Aramis	Crisp Results	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$5,774	$6,967	$14,860	$15,246
Net income (loss) from operations	$(484)	$(155)	$635	$2,087

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Aimtell, PushPros and Aramis	Crisp Results	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$8,393	$6,650	$16,432	$13,110
Net income (loss) from operations	$2,573	$1,119	$3,268	$2,105

NOTE 7. RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s effort to continually improve operational efficiency and reposition its assets to remain competitive on a national basis. Termination of office lease and other related costs include lease and termination of fixed assets, employee training, relocation and facility costs. These costs are recorded in General and administrative expenses, net in the unaudited condensed consolidated statements of operations.
During the year ended December 31, 2020, the Company entered into negotiations with landlords to terminate lease agreements, for twelve different properties for approximately 62,113 square feet of office space located in Canada and the United States. As of June 30, 2021, a reserve of approximately $3.0 million was recorded; and $1.2 million is accrued for within Accrued expenses and other current liabilities and $1.8 million is accrued for within Other non-current liabilities, on the unaudited condensed consolidated balance sheets.
During the three and six months ended June 30, 2021, the Company recognized a valuation cost reduction to the restructuring lease liability of $0.4 million and $0.1 million, respectively, which primarily consisted of two additional locations added to the reserve representing 7,975 sq. feet.

The change in liability for the restructuring costs for the three and six months ended June 30, 2021 are as follows:

Three Months Ended June 30,
2021
Restructuring Lease Liability

Beginning balance at April 1, 2021	$2,966
Valuation adjustments	432
Lease payments	(487)
Lease accretion	46
Ending balance at June 30, 2021	$2,957

Six Months Ended June 30,
2021
Restructuring Lease Liability

Beginning balance at January 1, 2021	$3,653
Valuation adjustments	81
Lease payments	(870)
Lease accretion	93
Ending balance at June 30, 2021	$2,957

NOTE 8. FAIR VALUE MEASUREMENTS
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
Private Placement Warrants
As disclosed in the 2020 Form 10-K/A, during the first quarter of 2021, we reevaluated the accounting treatment of the Company’s Warrants issued in connection with the Business Combination. As a result of our reevaluation, we restated the Private Placement Warrants and recorded these warrants at fair value as a liability in the Company’s consolidated balance sheet as at December 31, 2020. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement.
As of June 30, 2021, the Company has approximately 4.0 million Private Placement Warrants outstanding. The significant assumptions were as follows:

June 30, 2021
Private Placement Warrants Fair Value Per Share	$3.66
Private Placement Warrant valuation inputs:
Stock price	$9.68
Strike price	$11.50
Remaining contractual term in years	4.04
Estimated volatility of Class A Common Stock	55.0%
Dividend yield	0.0%
Risk free interest rate	0.67%
Contingent consideration payable related to acquisitions

The fair value of the contingent consideration payable for the Aimtell/PushPros/Aramis and Crisp Results acquisitions (described in Note 6 Acquisitions) were determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Acquisition costs on the unaudited condensed statement of operations. The range of outcomes for the fair value of the contingent consideration did not materially change for Aimtell/PushPros/Aramis from prior period.

Contingent Consideration assumptions:	Aimtell/PushPros/Aramis	Crisp Results
EBITDA expectations	4,390,925	10,581,397
Risk adjustment EBITDA	3,885,625	9,680,674
EBITDA volatility	115.0%	70.0%
Iteration (actual)	100,000	100,000
Risk adjustment discount rate	36.0%	21.5%
Risk free / Credit risk	6.2%	6.2%
Days gap from period end to payment	90	90

		June 30, 2021
Category		Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrant Liabilities	Total liabilities	$—	$—	$14,640	$14,640
Contingent consideration - current	Contingent consideration payable			$6,213	$6,213
Contingent consideration -non-current	Contingent consideration payable	$—	$—	$4,035	$4,035
Total		$—	$—	$24,888	$24,888
The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Warrants	Contingent Consideration
Beginning January 1, 2021	$22,080	$—
Additions	—	9,688
Changes in fair value	(7,435)	560
Settlements	(5)	—
Ending June 30, 2021	$14,640	$10,248

	Private Warrants	Contingent Consideration
Beginning April 1, 2021	$22,390	$5,307
Additions	—	4,763
Changes in fair value	(7,750)	178
Settlements	—	—
Ending June 30, 2021	$14,640	$10,248

NOTE 9. EMPLOYEE AND DIRECTOR INCENTIVE PLANS
2020 Omnibus Incentive Plan
On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, will be eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. For additional information see Note 12 “Employee and Director Incentive Plans” in the Notes to Consolidated Financial Statements in our 2020 Form 10-K/A.
The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date and are amortized over the award’s service period. At June 30, 2021, total non-vested stock-based compensation expense related to restricted stock was $7.0 million, which will be recognized over a weighted-average remaining period of 2.04 years. The weighted-average grant-date fair value of shares granted during the six-month period ended June 30, 2021, was $7.14 per share.
Restricted Shares
The following table presents the restricted share activity for the six-month period ended June 30, 2021 (in thousands, except price per share):

Restricted Stock Units	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,197	$7.31
Granted	56	$12.10
Exercised	(83)	$7.31
Forfeited/Canceled	(101)	$11.73
Outstanding at June 30, 2021	1,069	$7.14
As of June 30, 2021, the Company has one shared-based compensation plan that allows for granting of restricted share units and stock options. The compensation cost that has been recorded against Consolidated Statement of Operations, “Salaries and related costs” was approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2021, respectively. The total intrinsic value of units exercised during the quarter ended June 30, 2021, was $0.6 million.
The following table presents the stock option activity for the quarter ended June 30, 2021 (in thousands, except price per share):

Stock Options	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Stock Options Vested
Outstanding at January 1, 2021	551	$3.34	5.9 years	$—
Granted	59	$5.77	5.9 years	$—
Forfeited/expired	(47)	$5.33	—	$—
Outstanding at June 30, 2021	563	$3.43	5.9 years	$—
Vested at June 30, 2021	(9)	$3.34	—	$47.36
The weighted-average grant-date strike price of options during the quarter ended June 30, 2021 was $12.96 per share.

NOTE 10. INCOME TAXES

As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 58.1% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $1.0 million and $1.1 million for the three and six months ended June 30, 2021. The blended effective tax rate for the three and six months ended June 30, 2021 were 17.27% and 19.53%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest. The Company recorded $0.2 million and $0.3 million income tax expense for the three and six months ended June 30, 2020.

Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into a Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of this agreement, the Company recorded as of December 31, 2020, a deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.2 million and Additional Paid-in Capital of $4.0 million in the unaudited condensed consolidated balance sheets.

As of June 30, 2021, the total amount of payments under the TRA was $17.4 million, of which $1.2 million was current and included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.

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

NOTE 11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc., after adjusting net income for the change in fair value of warrant liability multiplied by the percentage of parent’s ownership share and the denominator is adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings per share represent only the shares earned during the period of January 1, 2021 to June 30, 2021.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Numerator:
Net income attributable to Digital Media Solutions, Inc. - basic	$2,528	$2,354
Less: dilutive effect of change in fair value warrant liabilities attributable to Digital Media Solutions, Inc.	—	4,321
Net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$2,528	$(1,967)

Denominator:
Weighted average shares - basic	35,377	34,315
Add: dilutive effects of employee equity awards	628	—
Add: dilutive effects of Private Placement warrants	—	10
Add: dilutive effects of public warrants	—	0
Add: dilutive effects of deferred consideration	517	0
Weighted average shares - diluted	36,522	34,325
Net income per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$(0.06)

For the three months ended June 30, 2021, the Company excluded 14.0 million warrants, 87,000 employee equity awards and 25.9 million DMSH Units convertible into Class A Common Stock, as the effect was anti-dilutive. For the six months ended June 30, 2021, the Company excluded 10.0 million warrants, 25.9 million DMSH Units convertible into Class A Common Stock and 1,632,000 employee equity awards as the effect was anti-dilutive.

For the three and six months ended June 30, 2021, the Company excluded contingent consideration issued in connection with Aramis, Aimtell and PushPros and Crisp Results acquisitions, which is payable in DMS common stock at the Company’s option, as the necessary conditions to pay such consideration had not been satisfied by the end of the period. For the six months ended June 30, 2021, the Company excluded deferred consideration issued in connection with Crisp Results acquisition, which is payable in DMS common stock at the Company’s option, as the effect was anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Quarterly Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K/A. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
Recent Business Acquisitions
Crisp Results
On April 1, 2021, the Company completed a transaction to purchase the assets of Crisp Results. Crisp Results is a digital performance advertising company that connects consumers with brands within the insurance sector, with primary focus on the Medicare insurance industry. Crisp Results is known for providing predictable, reliable, flexible and scalable customer acquisition solutions, supporting large brands with a process that combines data, design, technology and innovation. The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the closing of the acquisition, subject to the achievement of certain milestones, and a $5.0 million deferred payment. The contingent consideration and deferred payment can be paid in cash or stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.7 million of legal and other acquisition-related expenses, which were recorded as Acquisition Costs in the condensed consolidated operations during the three and six months ended June 30, 2021. Additionally, we incurred $0.2 million of equity issuance costs, offsetting the 1.6 million share issuance in the equity for Crisp Results.
Aimtell, PushPros and Aramis
On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions connecting consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and -operated websites that leverages the Aimtell and PushPros technologies and relationships.
The Company paid consideration of $20 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement, contingent consideration with a fair value of $4.9 million and working capital of $0.3 million. Total payouts for contingent consideration over the next three years is $15.0 million, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.
In conjunction with this acquisition, we incurred approximately $0.5 million of legal and other acquisition-related expenses, which were recorded as Acquisition Costs in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2021.
SmarterChaos
On July 16, 2020, the Company acquired SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network, (collectively, “SmarterChaos”) for cash and equity of DMSH totaling approximately $5.8 million, net of cash, which was subject to a working capital adjustment that was finalized December 31, 2020. This acquisition expanded media distribution, allowing the Company to further accelerate the digital marketing acquisition efforts of its advertiser clients and enable brands to acquire new customers by leveraging our customer acquisition platform and the relationships cultivated by SmarterChaos.

DMSH issued the SmarterChaos sellers approximately 307,000 DMSH Units, which are convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.
On June 30, 2021, SmarterChaos sellers elected to redeem ### DMSH units; DMS Inc., elected to exchange those for shares of Class A Common Stock, with an aggregate capital contribution to DMSH of approximately $3.0 million.

In conjunction with this acquisition, we incurred approximately $0.4 million of legal and other acquisition-related expenses, during the third quarter of 2020, which were recorded as Acquisition costs in the condensed consolidated statements of operations.
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30
	2021	2020	2021	2020
Revenue by type:
Customer acquisition	96.3%	91.5%	95.6%	93.1%
Managed services	2.9%	7.5%	3.7%	5.8%
Software services	0.8%	1.0%	0.8%	1.1%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	57.0%	60.3%	57.5%	58.3%
Marketplace	55.0%	46.8%	53.0%	46.9%
Other	1.8%	1.6%	1.9%	1.7%
Corporate and other	(13.8)%	(8.8)%	(12.4)%	(6.9)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.9%	69.7%	69.6%	69.3%
Gross profit	32.1%	30.3%	30.4%	30.7%
Salaries and related costs	11.1%	11.0%	10.9%	11.0%
General and administrative	10.0%	6.7%	8.7%	6.7%
Acquisition costs	0.4%	0.1%	1.0%	0.1%
Depreciation and amortization	6.7%	5.8%	6.2%	5.9%
Income from operations	3.8%	7.8%	3.7%	7.1%
Interest expense	3.4%	4.6%	3.4%	4.9%
Change in fair value of warrant liabilities	(7.4)%	—%	(3.7)%	—%
Net income before income taxes	5.7%	3.1%	2.9%	2.1%
Income tax expense	1.0%	0.3%	0.6%	0.2%
Net income	4.7%	2.8%	2.3%	2.0%
Net income attributable to non-controlling interest	2.3%	—%	1.2%	—%
Net income attributable to Digital Media Solutions, Inc.	2.4%	2.8%	1.2	2.0%

Operating Results for three and six months ended June 30, 2021 and June 30, 2020
The following table presents the consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and the changes from the prior periods (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	2020	$ Change		% Change	2021	2020	$ Change	% Change
Net revenue	$105,079	$75,196	$29,883		40%	$201,882	$147,924	$53,958	36%
Cost of revenue	71,359	52,402	18,957		36%	140,541	102,561	37,980	37%
Salaries and related costs	11,708	7,901	3,807		48%	21,977	16,231	5,746	35%
General and administrative	10,552	4,652	5,900		127%	17,514	9,950	7,564	76%
Acquisition costs	466	47	419		891%	1,960	74	1,886	2549%
Depreciation and amortization	7,044	4,356	2,688		62%	12,463	8,671	3,792	44%
Income from operations	3,950	5,838	(1,888)		(32)%	$7,427	$10,437	$(3,010)	(29)%
Interest expense	3,622	3,491	131		4%	6,879	7,281	(402)	(6)%
Change in fair value of warrant liabilities	(7,750)	—	$(7,750)		N/A	(7,435)	—	(7,435)	N/A
Debt extinguishment	2,108	—	2,108	—	N/A	2,108	—	2,108	N/A
Net income before income taxes	5,970	2,347	3,623		154%	5,875	$3,156	$2,719	86%
Income tax expense	1,031	213	818		384%	1,148	265	883	333%
Net income	4,939	2,134	2,805		131%	4,727	$2,891	$1,836	64%
Net income attributable to non-controlling interest	2,411	—	2,411		—%	2,373	—	$2,373	—%
Net income attributable to Digital Media Solutions, Inc.	$2,528	$2,134	$394		18%	$2,354	$2,891	$(537)	(19)%
Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.
The following table presents revenue by type for each segment and the changes from the prior periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Brand Direct
Customer acquisition	$57,955	$40,185	$17,770	44%	$111,009	$78,637	$32,372	41%
Managed services	1,921	5,189	(3,268)	(63)%	5,046	7,638	(2,592)	(34)%
Total Brand Direct	$59,876	$45,374	$14,502	32%	$116,055	$86,275	$29,780	35%
Marketplace
Customer acquisition	$57,763	$35,218	$22,545	64%	$107,022	$69,396	$37,626	54%
Total Marketplace	$57,763	$35,218	$22,545	64%	$107,022	$69,396	$37,626	54%
Other
Managed services	$1,109	$449	$660	147%	$2,325	$899	$1,426	159%
Software services	807	791	16	2%	1,607	1,600	7	—%
Total Other	$1,916	$1,240	$676	55%	$3,932	$2,499	$1,433	57%
Corporate and Other
Customer acquisition	$(14,476)	$(6,636)	$(7,840)	118%	$(25,127)	$(10,246)	$(14,881)	145%
Total Corporate and Other	$(14,476)	$(6,636)	$(7,840)	118%	$(25,127)	$(10,246)	$(14,881)	145%
Total Customer acquisition	101,242	68,767	32,475	47%	192,904	137,787	55,117	40%
Total Managed services	3,030	5,638	(2,608)	(46)%	7,371	8,537	(1,166)	(14)%
Total Software services	807	791	16	2%	1,607	1,600	7	—%
Total Net revenue	$105,079	$75,196	$29,883	40%	$201,882	$147,924	$53,958	36%
Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $17.8 million or 44%, and $32.4 million or 41% during the three and six months ended June 30, 2021, respectively. These increases are due to growth in our affiliate and performance businesses due to further penetration of existing customers and expansion in the markets, offset by lack of sales from our messaging services due to a strategic shift away from this industry.
Customer acquisition revenue for Marketplace increased by $22.5 million or 64%, and $37.6 million or 54% during the three and six months ended June 30, 2021, respectively. These increases are primarily due to our penetration of the auto and health insurance verticals.
Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer.
Managed services revenue experienced a decrease of $(2.6) million or (46)%, and $(1.2) million or (14)% during the three and six months ended June 30, 2021, respectively. These decreases are primarily driven by lower third-party supplier leads.
Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and six months ended June 30, 2021 to our total Net revenue as a whole.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Brand Direct	26.0%	24.2%	7.4%	24.9%	24.3%	2.5%
Marketplace	28.9%	30.3%	(4.6)%	27.4%	31.6%	(13.3)%
Other	76.1%	96.9%	(21.5)%	77.8%	97.2%	(20.0)%
Total gross profit percentage	32.1%	30.3%	5.9%	30.4%	30.7%	(1.0)%
Gross profit for Brand Direct increased for the three and six months ended June 30, 2021, primarily driven by substantial diversification in our distribution channels as we continue to scale growth.
Gross profit for Marketplace decreased for the three and six months ended June 30, 2021, primarily due to the expansion in the auto and health insurance business at compressed margins.
Gross profit for Other decreased for the three and six months ended June 30, 2021, primarily due to the new revenue mix, which has compressed lower profit margins.
Total gross profit increased for the three months ended June 30, 2021, primarily due to expansion in the health insurance vertical at higher margins. Total gross profit decreased for the six months ended June 30, 2021, due to the first and second quarter expansion of performance ad network for our affiliate and auto insurance business at compressed margins, partially offset by expansion of health insurance vertical at higher margins.
Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $3.8 million or 48% for the three months ended June 30, 2021, and increased $5.7 million or 35% for the six months ended June 30, 2021. These increases are primarily driven by stock-based compensation and headcount as a result of an expansion of our workforce in the insurance and health business, as well as an increase in commissions due to the increase in revenue.
General and administrative. General and administrative consist of expenses incurred in our normal course of business relating to office supplies, computer and technology, rent and utilities, insurance, legal and professional fees, state and local taxes and licenses, penalties and settlements and bad debt expense, as well as sales and marketing expenses relating to advertising and promotion. We also include other expenses such as investment banking expenses, fundraising costs and costs related to the advancement of our corporate social responsibility program.
General and administrative expenses increased $5.9 million or 127% for the three months ended June 30, 2021, and for the six months ended June 30, 2021 expenses increased $7.6 million or 76%. These increases are primarily driven by higher software and computer expenses as well as an overall increase in insurance, legal and professional fees related to compliance, partially offset by a decline in rental expense due to office closures.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes accretion of contingent consideration, acquisition incentive compensation and other transaction related costs.
Acquisition costs increased by $0.4 million or greater than 100%, and increased $1.9 million or greater than 100% during the three and six months ended June 30, 2021, respectively. These increases are primarily due to the acquisition costs related to contingent consideration based on re-measurement of milestone payments.
Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.
Depreciation and amortization expense increased $2.7 million or 62%, and $3.8 million or 44% during the three and six months ended June 30, 2021, respectively. These increase are primarily driven by the fixed assets acquired with Crisp Results and Aimtel/Aramis/PushPros (“AAP”) as well as continued investments in internally developed software, which were placed in service.
Interest expense. Interest expense for three and six months ended June 30, 2021 is related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 4.25%, or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 5 Debt).
Interest expense increased by $0.1 million or 4%, and decreased by $(0.4) million or (6%) during the three and six months ended June 30, 2021, respectively. The increase for the three months ended June 30, 2021 was primarily due to outstanding debt balance. The decrease for the six months ended June 30, 2021 was due to a partial decline in interest rates compared to the same period in the prior year.

Income tax expense. For the three months ended June 30, 2021 the Company’s effective income tax rate was 17.27%. The blended effective tax rate for the six months ended June 30, 2021 was 19.53%. These rates vary from our statutory U.S. tax rate due to the tax impact of the taxable income or loss that is allocated to the non-controlling interest.

Non-controlling interest. As a result of the Aimtell/PushPros/Aramis and Crisp Results acquisitions, our non-controlling interest owns approximately 41.9% of the ownership interest of DMSH and we allocate the respective portion of net income or loss to the DMSH Units held by the non-controlling interest.

NON-GAAP FINANCIAL MEASURES
In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (“GAAP”), this Quarterly Report includes additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”), including adjusted revenue, adjusted EBITDA, unlevered free cash flow, adjusted net income and adjusted EPS. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures can be found below. As explained further below, we use these financial measures internally to review the performance of our business units without regard to certain accounting treatments and non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.
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
The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$105,079	$4,176	$109,255	$201,882	$6,911	$208,793
Cost of revenue	71,359	4,176	75,535	140,541	6,911	147,452
Gross profit	$33,720	$—	$33,720	$61,341	$—	$61,341
Gross profit margin	32.1%	—%	30.9%	30.4%	—%	29.4%
(1) Includes the gross up for certain Managed services contracts that are presented net of costs under GAAP for the three and six months ended June 30, 2021.
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

Adjusted EBITDA is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) change in fair value of warrant liabilities (5) debt extinguishment (6) stock-based compensation (7) restructuring (8) acquisition costs, (9) other expenses, (10) cost savings expected as a result of a company reorganization, (11) cost synergies expected as a result of full integration of our acquisitions, and (12) pre-acquisition cost savings resulting from current years’ acquisition and comparable to same period last year.

In addition, we adjust to take into account estimated cost synergies related to our acquisitions. These adjustments are estimated based on cost-savings that are expected to be realized within our acquisitions over time as these acquisitions are fully integrated into DMS. These cost-savings result from the removal of cost and or service redundancies that already exist within DMS, technology synergies as systems are consolidated and centralized, headcount reductions based on redundancies, right-sized cost structure of media and service costs utilizing the most beneficial contracts within DMS and the acquired companies with external media and service providers. We believe that these non-synergized costs tend to overstate our expenses during the periods in which such synergies are still being realized.
Furthermore, in order to review the performance of the combined business over periods that extend prior to our ownership of the acquired businesses, we include the pre-acquisition performance of the businesses acquired. Management believes that doing so helps to understand the combined operating performance and potential of the business as a whole and makes it easier to compare performance of the combined business over different periods.

Unlevered free cash flow is defined as adjusted EBITDA, less capital expenditures, and unlevered free cash flow conversion is defined as unlevered free cash flow divided by adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from net income the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(U.S. Dollars in Thousands)
Net income	$4,939	$2,134	$4,727	$2,891
Adjustments
Interest expense	3,622	3,491	6,879	7,281
Income tax expense	1,031	213	1,148	265
Depreciation and amortization	7,044	4,356	12,463	8,671
Change in fair value of warrant liabilities	(7,750)	—	(7,435)	—
Debt extinguishment	2,108	—	2,108	—
Stock-based compensation	1,273	—	2,530	—
Restructuring	432	—	81	—
Acquisition costs (1)	466	47	1,960	74
Other expense (2)	1,828	603	3,410	1,083
Subtotal before additional adjustments	$14,993	$10,844	$27,871	$20,265
Additional adjustments
Pro Forma Cost Savings - Reorganization (3)	$—	295	$31	$970
Pro Forma Cost Savings - Acquisitions (4)	1,030	1,770	1,800	3,922
Acquisitions EBITDA (5)	—	3,604	2,711	5,604
Adjusted EBITDA	$16,023	$16,513	$32,413	$30,761
Capex	$1,821	2,055	$4,212	$5,031
Unlevered cash flow	$14,202	$14,458	$28,201	$25,730
Unlevered cash flow conversion	89%	88%	87%	84%
______________
(1)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions.
(2)     Other expenses include lease termination costs due to office closures, severance and commission payments due to company reorganization, legal settlements, investor management fees, director fees, professional services associated with the set-up of employee benefits structure for a publicly traded company, and costs related to philanthropic initiatives.
(3)    This reflects remaining cost savings expected as a result of a company reorganization initiated in Q2 2020.
(4)     This reflects remaining cost synergies expected as a result of full integration of our acquisitions.
(5)     This represents the pre-acquisition Adjusted EBITDA results for the SmarterChaos, Aimtell/Aramis/PushPros, and Crisp acquisitions during the three and six months ended June 30, 2021, and the comparable Adjusted EBITDA amounts for those same acquisitions during the same three- and six-month periods in 2020.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unlevered Free Cash Flow	$14,202	$14,458	$28,201	$25,730
Capital expenditures	1,821	2,055	4,212	5,031
Adjusted EBITDA	$16,023	$16,513	$32,413	$30,761
Acquisitions EBITDA (1)	—	3,604	2,711	5,604
Pro Forma Cost Savings - Acquisitions (2)	1,030	1,770	1,800	3,922
Pro Forma Cost Savings - Reorganization (3)	—	295	31	970
Subtotal before additional adjustments	14,993	$10,844	$27,871	$20,265
Other expenses (4)	1,828	603	3,410	1,083
Acquisition costs (5)	466	47	1,960	74
Stock-based compensation	1,273	—	2,530	—
Restructuring	432	—	81	—
Change in fair value of warrant liabilities	(7,750)	—	(7,435)	—
Debt extinguishment	2,108	—	2,108	—
Subtotal before additional adjustments	$16,636	$10,194	$25,217	$19,108
Loss on debt extinguishment	2,108	—	2,108	—
Provision for bad debt	499	(143)	909	—
Lease restructuring charges	477	—	174	—
Stock-based compensation	1,273	—	2,530	—
Interest expense	(3,622)	(3,491)	(6,879)	(7,281)
Income tax expense	(1,031)	(213)	(1,148)	(265)
Payment of contingent consideration	—	—	—	(1,000)
Amortization of debt issuance costs	295	191	528	471
Deferred income tax provision, net	1,380	(494)	364	(984)
Change in income tax receivable and payable	(3,461)	—	(2,328)	—
Change in fair value of contingent consideration	178	—	560	—
Change in fair value of warrant liability	(7,750)	—	(7,435)	—
Change in accounts receivable, net	(3,261)	2,670	(4,330)	(2,200)
Change in prepaid expenses and other current assets	(145)	(2,921)	222	(4,109)
Change in accounts payable and accrued expenses	(1,065)	(3,250)	(6,768)	(76)
Change in income tax receivable and payable	—	—	—	—
Change in other liabilities	(166)	41	(190)	29
Net cash provided by (used in) operating activities	$2,345	$2,584	$3,534	$3,693
______________

(1)This represents the pre-acquisition Adjusted EBITDA results for the SmarterChaos, Aimtell/Aramis/PushPros, and Crisp acquisitions during the three and six months ended June 30, 2021, and the comparable Adjusted EBITDA amounts for those same acquisitions during the same three- and six-month periods in 2020.
(2)This reflects remaining cost synergies expected as a result of full integration of our acquisitions.
(3)This reflects remaining cost savings expected as a result of a company reorganization initiated in Q2 2020.
(4)Other expenses include lease termination costs due to office closures, severance and commission payments due to company reorganization, legal settlements, investor management fees, director fees and costs related to philanthropic initiatives.
(5)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions.

Adjusted Net Income and Adjusted EPS:
We use the non-GAAP measures adjusted net income and adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define adjusted net income (loss) as net income (loss) attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the change in fair value of warrant liabilities, debt extinguishment, Business Combinations and acquisition-related costs, equity based compensation and lease restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC ("DMSH LLC") (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock of Digital Media Solutions, Inc. on a one-to-one basis. We define adjusted pro forma net income (loss) per share as adjusted pro forma net income (loss) divided by the weighted-average shares of Class A common stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A common stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Digital Media Solutions, Inc. - basic	$2,528	$2,134	$2,354	$2,891
Less: dilutive effect of change in fair value warrant liabilities attributable to Digital Media Solutions, Inc.	—	$—	4,321	$—
Net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$2,528	$2,134	$(1,967)	$2,891

Denominator:
Weighted average shares - basic	35,377	N/A	34,315	N/A
Add: dilutive effects of employee equity awards	628	—	—	—
Add: dilutive effects of Private Placement warrants	—	—	10	—
Add: dilutive effects of deferred consideration	517	—	—	—
Weighted average shares - diluted	36,522	N/A	34,325	N/A
Net income per common share:
Basic	$0.07	N/A	$0.07	N/A
Diluted	$0.07	N/A	$(0.06)	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Digital Media Solutions, Inc.;	$2,528	$2,134	$2,354	$2,891
Add adjustments to net income:
Change in fair value of warrant liabilities	(7,750)	—	(7,435)	—
Debt Extinguishment	2,108	—	2,108	—
Acquisition costs	466	47	1,960	74
Equity based compensation, legal and severance costs	1,625	495	3,878	628
Restructuring, transition and refinance costs	1,943	107	2,497	455
Acquisition synergies	31	1,888	831	4,714
Acquisition EBITDA	999	306	1,421	1,432
	$1,950	$4,977	$7,614	$10,194
Net income tax expense (benefit) based on conversion of units	(76)	1,244	902	2,039
Adjusted net income	$2,026	$3,733	$6,712	$8,155
Denominator:
Weighted-average shares outstanding - basic and diluted
Class A common stock	35,377	N/A	34,315	N/A
Weighted-average LLC Units of Digital Media Solutions Holdings, LLC that are convertible into Class A common stock	36,522	N/A	34,325	N/A

Adjusted EPS -basic	$0.06	N/A	$0.20	N/A
Adjusted EPS -dilutive	$0.06	N/A	$0.20	N/A

Prospectus Supplement No. 11 (to prospectus dated August 7, 2020)	Filed Pursuant to Rule 424(b)(3) Registration No. 333-240278

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
This prospectus supplement is being filed to update and supplement the information contained in the Prospectus with the information contained in DMS’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2021, which is attached to this prospectus supplement.
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

The date of this prospectus supplement is August 9, 2021.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2021	December 31, 2020	$ Change	% Change
Cash	$18,829	$31,397	$(12,568)	(40)%
Availability under revolving credit facility	$50,000	$15,000	$35,000	233%
Total Debt	225,000	203,851	$21,149	10%
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

On May 25, 2021, Digital Media Solutions, LLC (“DMS LLC”), as borrower, and DMSH, each of which is a subsidiary of DMS, entered into a new ###-year $275 million senior secured credit facility (the “Credit Facility”), with a syndicate of lenders (“Lenders”), arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent. The Credit Facility is guaranteed by, and secured by substantially all of the assets of, DMS LLC, DMSH LLC and their material subsidiaries, subject to customary exceptions. Pursuant to the Credit Facility, the Lenders provided DMS LLC with senior secured term loans consisting of a senior secured term loan with an aggregate principal amount of $225 million (the “Term Loan”) and a $50 million senior secured revolving credit facility (the “Revolving Facility”). The Company deferred approximately $3.5 million of issuance costs primarily associated with brokerage, legal, arrangement and consulting fees. The premium and the deferred financing costs will be amortized using the effective interest method over the life of the note.
For the six months ended June 30, 2021 and the six months ended June 30, 2020, our Unlevered Free Cash Flow conversion rate was 87% and 84%, respectively. This increase was due to stock-based compensation, acquisition synergies and debt extinguishment related to management proforma adjustments.
Cash flows from operating activities
Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2021 as compared to $3.7 million provided by in the six months ended June 30, 2020. The increase in comparable cash provided by operating activities was primarily due to continued growth of the business and payments of accrued expenses offset by stock-based compensation and the payout of the earnout compensation related to an acquisition of UE Authority, Co. during the six months ended June 30, 2020.
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2021 increased by $24.0 million, or 477% to $29.0 million from $5.0 million for the six months ended June 30, 2020 primarily due to the recent acquisition of Aimtell/Aramis/PushPros and Crisp Results as well as continued investments in internally developed software.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2021 was $12.9 million, reflecting an increase of $6.7 million, or 106%, as compared to $6.3 million for the six months ended June 30, 2020. This increase was mainly due to borrowings incurred in connection with the establishment of our Credit Facility.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021, for further information on our critical and other significant accounting policies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our disclosures about market risk, please see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

With the oversight of senior management and our audit committee, we have been taking steps to improve and enhance our internal control over financial reporting, and more recently to remediate the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021. These steps include: (i) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting; (ii) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iii) continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (iv) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements.

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors
As of June 30, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021.
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
10.1 +^
Asset Purchase Agreement, dated April 1, 2021, by and among Digital Media Solutions, Inc.,
Edge Marketing, LLC, and wholly owned subsidiary of Digital Media Solutions, LLC,
Crisp Marketing, LLC, d/b/a Crisp Results, and Union Health, LLC, a Florida limited liability company, and Justin Ferreira, in his capacity as Sellers’ representative.

10.2 ^
Credit Agreement, dated as of May 25, 2021, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holding, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2021).

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
101
The following financial information for the period ended June 30, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Changes in Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

+ Certain confidential information contained in this agreement has been omitted because it (i) is not material, and (ii) would be competitively harmful if publicly disclosed.

^ Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon request, provided that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 9, 2021

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vasundara Srenivas
Name:	Vasundara Srenivas
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)