Form 10-Q
period 2021-09-30
Digital Media Solutions, Inc.
filed 2021-11-09
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2021, 36,191,189 shares of the registrant’s Class A common stock; 25,699,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,078 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on the NYSE of our common stock and warrants; (13) fluctuations in value of our private placement warrants; and (14) other risks and uncertainties indicated from time to time in DMS’s filings with the

SEC, including those under “Risk Factors” in DMS’s Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 18, 2021(“2020 Form 10-K/A”) and its subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30, 2021	December 31, 2020 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,732	$31,397
Accounts receivable, net of allowances of $4,459 and $3,121, respectively	54,386	42,085
Prepaid and other current assets	5,326	2,943
Income tax receivable	2,013	474
Total current assets	80,457	76,899
Property and equipment, net	19,719	15,016
Goodwill	67,127	44,904
Intangible assets, net	80,914	46,447
Deferred tax assets	18,682	18,948
Other assets	965	206
Total assets	$267,864	$202,420
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$42,289	$37,191
Accrued expenses and other current liabilities	8,542	9,886
Current portion of long-term debt	2,250	7,967
Income tax payable	160	1,413
Short-term Tax Receivable Agreement liability	1,551	510
Contingent consideration payable - current	6,166	—
Total current liabilities	60,958	56,967

Long-term debt	215,767	193,591
Long-term Tax Receivable Agreement liability	15,295	15,760
Deferred tax liability	6,170	7,024
Private Placement Warrant liabilities	8,240	22,080
Contingent consideration payable - non-current	997	—
Deferred acquisition consideration payable	4,713	—
Other non-current liabilities	1,970	2,683
Total liabilities	314,110	298,105
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at September 30, 2021	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 36,168 issued and outstanding at September 30, 2021	4	3
Class B common stock, $0.0001 par value, 60,000 shares authorized; 25,999 issued and 25,699 outstanding at September 30, 2021	3	3
Class C common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at September 30, 2021	—	—
Additional paid-in capital	$(27,717)	$(48,027)
Retained earnings	2,799	(3,146)
Total stockholders' deficit	(24,911)	(51,167)
Non-controlling interest	$(21,335)	$(44,518)
Total deficit	(46,246)	(95,685)
Total liabilities and deficit	$267,864	$202,420
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 As Restated	2021	2020 As Restated

Net revenue	$107,399	$82,829	$309,281	$230,753
Cost of revenue	76,139	57,777	216,680	160,338
Salaries and related costs	12,449	7,882	34,426	24,114
General and administrative expenses	11,161	6,807	28,675	16,756
Acquisition costs	(2,665)	3,248	(705)	3,322
Depreciation and amortization	7,186	4,636	19,649	13,307
Income from operations	$3,129	$2,479	$10,556	$12,916
Interest expense	3,756	3,421	10,635	10,702
Change in fair value of warrant liabilities	(6,400)	(3,840)	(13,835)	(3,840)
Debt extinguishment	—	—	2,108	—
Net income before income taxes	$5,773	$2,898	$11,648	$6,054
Income tax expense	379	1,636	1,527	1,901
Net income	$5,394	$1,262	$10,121	$4,153
Net income attributable to non-controlling interest	1,858	2,463	4,217	2,463
Net income (loss) attributable to Digital Media Solutions, Inc.	$3,536	$(1,201)	$5,904	$1,690

Weighted-average shares outstanding - basic	36,511	32,294	35,050	32,294
Weighted-average shares outstanding - diluted	63,321	32,294	61,988	32,294
Earnings per share attributable to Digital Media Solutions, Inc.:
Basic earnings per common shares	$0.10	$0.09	$0.17	$0.09
Diluted earnings per common shares	$0.09	$0.09	$0.16	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit

Balance, December 31, 2020 (As Restated)	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net income (loss)	—	$—	—	$—	$—	$(119)	$(119)	$(93)	$(212)
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 6)	1,293	$—	—	$—	$9,384	$—	$9,384	$5,616	$15,000
Exercise of warrants to issue Class A common stock	1	$—	—	$—	$17	$—	$17	$—	$17
Stock-based compensation	—	$—	—	$—	$1,365	$—	$1,365	$—	$1,365
Other	—	$—	—	$—	$—	$—	$—	$(21)	$(21)
Balance, March 31, 2021	33,687	$3	25,999	$3	$(37,261)	$(3,265)	$(40,520)	$(39,016)	$(79,536)

Net income	—	—	—	—	—	2,528	2,528	2,411	$4,939
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	$—	—	$—	$11,513	$—	$11,513	$8,310	$19,823
Prism shares redeemed and issued to Class A Common Stock	300	$—	(300)	$—	$192	$—	$192	$—	$192
Directors and employee vested units redeemed	82	—	—	—	$—	—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	$1,394	$—	$1,394	$—	$1,394
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	$—	—	$—	$392	$—	$392	$—	$392
Impact of transactions affecting non-controlling interest (2)	—	$—	—	$—	$(3,788)	$—	$(3,788)	$3,788	$—
Other (3)	—	$—	—	$—	$(84)	$—	$(84)	$(27)	$(111)
Balance, June 30, 2021	35,818	$3	25,699	3	(27,642)	(737)	$(28,373)	$(24,534)	$(52,907)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit	Total Deficit
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	3,536	3,536	1,858	—	$5,394
Employee vested units redeemed	350	$—	—	$—	$—	$—	—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	$1,583	$—	$1,583	$—	$—	$1,583
Impact of transactions affecting non-controlling interest (2)	—	$—	—	$—	$(1,416)	$—	$(1,416)	$1,416	$—	$—
Correction of Business Combination Tax Receivable Agreement	—	$—	—	$—	$(322)	$—	$(322)	$—	$—	$(322)
Other (3)	—	$—	—	$—	$80	$—	$80	$(75)	$—	$5
Balance, September 30, 2021	36,168	$4	25,699	3	(27,717)	2,799	$(24,911)	$(21,335)	$—	$(46,246)
(1) On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the Sellers of SmarterChaos.
(3) Includes costs associated with the issuance of equity shares, other distribution costs, and other tax adjustments associated with the Tax Receivable Agreement.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total Deficit

Balance, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$(106,258)	$(106,258)
Net income	—	—	—	—	$—	—	—	—	757	757
Member distributions	—	—	—	—	$—	—	—	—	(170)	(170)
Balance, March 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$(105,671)	$(105,671)
Net income	—	—	—	—	—	—	—	—	2,134	2,134
Balance, June 30, 2020	—	$—	—	$—	$—	$—	$—	$—	$(103,537)	$(103,537)
Net income (As restated)	—	$—	—	$—	$—	$3,036	$3,036	$2,462	$(4,236)	$1,262
Proceeds and shares issued in the Business Combination and the Conversion[1]	32,294	$3	25,857	$3	$(52,132)	$4,204	$(47,922)	$(40,646)	$107,773	$19,205
DMSH units issued in SmarterChaos acquisition	—	$—	—	$—	$1,861	$—	$1,861	$1,139	$—	$3,000
Balance, September 30, 2020 (As restated)	32,294	$3	25,857	$3	$(50,271)	$7,240	$(43,025)	$(37,045)	$—	$(80,070)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.
1 The restatement impact on the Company’s Proceeds in the Business Combination and Net income has changed by the fair value of Private Placement Warrant liabilities in Additional Paid-in Capital of $7.1 million, Retained Earnings of $1.9 million and Non-controlling interest of $4.2 million.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020 As Restated
Cash flows from operating activities
Net income	$10,121	$4,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,649	13,307
Lease restructuring charges	(81)	—
Debt extinguishment	2,108	—
Provision for bad debt	1,384	800
Stock-based compensation, net of amounts capitalized	3,976	—
Payment of contingent consideration	—	(1,000)
Amortization of debt issuance costs	1,006	699
Deferred income tax provision, net	(856)	(1,261)
Other	—	400
Change in fair value of contingent consideration	(2,525)	—
Change in fair value of warrant liability	(13,835)	(3,840)
Change in income tax receivable and payable	(728)	—
Change in accounts receivable	(7,324)	(8,486)
Change in prepaid expenses and other current assets	(2,121)	(495)
Change in accounts payable and accrued expenses	(2,367)	3,210
Change in other liabilities	(516)	(136)
Net cash provided by operating activities	$7,891	$7,351
Cash flows from investing activities
Additions to property and equipment	$(7,875)	$(7,481)
Acquisition of businesses, net of cash acquired	(24,830)	(2,799)
Net cash used in investing activities	$(32,705)	$(10,280)
Cash flows from financing activities
Proceeds from Business Combination	—	29,278
Proceeds from issuance of long-term debt	220,840	—
Payments of long-term debt and notes payable	(200,414)	(3,423)
Proceeds from borrowings on revolving credit facilities	11,000	10,000
Payments of borrowings on revolving credit facilities	(15,000)	(11,000)
Payment of debt issuance costs	(3,565)	(264)
Payment of equity issuance	(475)	—
Payment of early termination	(188)	—
Proceeds from warrants exercised	11	—
Other	(60)	(170)
Net cash provided by financing activities	$12,149	$24,421
Net change in cash	$(12,665)	$21,492
Cash, beginning of period	31,397	3,008
Cash, end of period	$18,732	$24,500

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Interest	$10,908	$10,070
Income taxes, net	$3,837	$1,570
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$11,877	$—
Issuance of equity for Aimtell/PushPros/Aramis, Crisp Results and SmarterChaos	$35,000	$3,000
Stock-based compensation capitalized in Internally Developed Software	$366	$—
Capital expenditures included in accounts payable	$550	$138
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

Correction of Tax Receivable Agreement Liability as of Business Combination date
Through the completion of the 2020 tax return during the current interim period, we identified an error recorded upon the Business Combination ( “Business Combination” defined below) that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance in the current period, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

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

Business Combination
As discussed in more detail in our 2020 Form 10-K/A, on July 15, 2020, DMSH consummated the Business Combination with Leo pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 55.5% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 44.5% of the membership interest in DMSH (“non-controlling interests”).

For additional information, see Note 2: “Business Combination” in the Notes to Consolidated Financial Statements in our 2020 Form 10-K/A.

Non-controlling Interest
The non-controlling interest represents the membership interest in Digital Media Solutions Holding (“DMSH”) held by holders other than the Company. As of September 30, 2021, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 41.7% and as of December 31, 2020 it was 44.8%. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interest held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as a non-controlling interest.

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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to adopt the standard using the optional transition method whereby we would apply the new lease requirements through a cumulative-effect adjustment on the effective date of adoption. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We are currently evaluating the impact on our consolidated balance sheets, recognizing assets and related lease liabilities.

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

NOTE 2. REVENUE
Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended September 30, 2021
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total

Net revenue:
Customer acquisition	$63,332	$58,278	$—	$(18,133)	$103,477
Managed services	1,667	—	1,471	—	3,138
Software services	—	—	784	—	784
Total Net revenue	$64,999	$58,278	$2,255	$(18,133)	$107,399

	Three Months Ended September 30, 2020
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$43,921	$39,541	$—	$(8,755)	$74,707
Managed services	5,247	—	2,045	—	7,292
Software services	—	—	830	—	830
Total Net revenue	$49,168	$39,541	$2,875	$(8,755)	$82,829

	Nine Months Ended September 30, 2021
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total

Net revenue:
Customer acquisition	$174,341	$165,300	$—	$(43,260)	$296,381
Managed services	6,713	—	3,796	—	10,509
Software services	—	—	2,391	—	2,391
Total Net revenue	$181,054	$165,300	$6,187	$(43,260)	$309,281

	Nine Months Ended September 30, 2020
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Net revenue:
Customer acquisition	122,557	108,937	—	(19,001)	212,493
Managed services	12,885	—	2,945	—	15,830
Software services	—	—	2,430	—	2,430
Total Net revenue	$135,442	$108,937	$5,375	$(19,001)	$230,753
Contract balances
As of September 30, 2021 and December 31, 2020, the balance of deferred revenue was $0.9 million and $1.7 million, respectively, and recorded within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. We expect the majority of the deferred revenue balance at September 30, 2021 to be recognized as revenue during the following quarter. For the three and nine months ended September 30, 2021, we recognized revenue of $1.2 million and $1.7 million, respectively, that was previously recorded as a contract liability within “Accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, unbilled revenue included in accounts receivable was $2.5 million and $1.8 million, respectively. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service.

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
The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 As Restated	2021	2020 As Restated

Net revenue	$107,399	$82,829	$309,281	$230,753
Brand Direct	64,999	49,168	181,054	135,442
Marketplace	58,278	39,541	165,300	108,937
Other	2,255	2,875	6,187	5,375
Intercompany eliminations	(18,133)	(8,755)	(43,260)	(19,001)
Cost of revenue	76,139	57,777	216,680	160,338
Brand Direct	49,815	37,828	136,955	103,125
Marketplace	43,822	27,661	121,477	75,101
Other	635	1,043	1,508	1,113
Intercompany eliminations	(18,133)	(8,755)	(43,260)	(19,001)
Gross profit	$31,260	$25,052	$92,601	$70,415
Brand Direct	15,184	11,340	44,099	32,317
Marketplace	14,456	11,880	43,823	33,836
Other	1,620	1,832	4,679	4,262
Salaries and related costs	12,449	7,882	34,426	24,114
General and administrative expenses	11,161	6,807	28,675	16,756
Acquisition costs	(2,665)	3,248	(705)	3,322
Depreciation and amortization	7,186	4,636	19,649	13,307
Income from operations	$3,129	$2,479	$10,556	$12,916

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, December 31, 2020	$8,616	$32,660	$3,628	$44,904
Additions (Note 6)	4,853	17,370	—	22,223
Balance, September 30, 2021	$13,469	$50,030	$3,628	$67,127
The carrying amount of goodwill for all reporting units had no accumulated impairments as of September 30, 2021 and December 31, 2020.
Intangible assets, net
Finite-lived intangible assets, net consisted of the following (in thousands):

		September 30, 2021			December 31, 2020
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technology	3 to 5	$58,652	$(28,818)	$29,834	$48,008	$(21,454)	$26,554
Customer relationships	2 to 9	56,003	(11,382)	44,621	21,794	(6,749)	15,045
Brand	1 to 7	9,621	(3,808)	5,813	4,295	(961)	3,334
Non-competition agreements	3	1,932	(1,286)	646	2,105	(591)	1,514
Total		$126,208	$(45,294)	$80,914	$76,202	$(29,755)	$46,447
Amortization expense for finite-lived intangible assets is recorded on a straight-line basis in the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $15.4 million and $10.7 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5. DEBT
The following table presents the components of outstanding debt (in thousands):

	September 30, 2021	December 31, 2020
Term loan	$224,437	$190,541
Revolving credit facility	—	4,000
Delayed draw term loan	—	8,236
Notes payable	—	1,074
Total debt	224,437	203,851
Unamortized debt issuance costs (1)	(6,420)	(2,293)
Debt, net	218,017	201,558
Current portion of long-term debt	(2,250)	(7,967)
Long-term debt	$215,767	$193,591

(1) Includes net debt issuance discount and other costs.
On May 25, 2021, Digital Media Solutions, LLC (“DMS LLC”), as borrower, and DMSH, each of which is a subsidiary of DMS, entered into a five-year $275 million senior secured credit facility (the “Credit Facility”), with a syndicate of lenders (“Lenders”), arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent. The Credit Facility is guaranteed by, and secured by substantially all of the assets of, DMS LLC, DMSH LLC and their material subsidiaries, subject to customary exceptions. Pursuant to the Credit Facility, the Lenders provided DMS LLC with senior secured term loans consisting of a senior secured term loan with an aggregate principal amount of $225 million (the “Term Loan”) and a $50 million senior secured revolving credit facility (the “Revolving Facility”).

The Term Loan which was issued at an original issue discount of 1.8% or $4.2 million, will be subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) Administrative Agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility will be amortized over the term of the loan consistent with the effective interest method. As of September 30, 2021, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.9 million and $2.5 million, respectively. The $0.8 million unamortized debt issuance cost associated with the undrawn Revolving Facility is classified and amortized as a long term asset.

Upon the closing of the Credit Facility, the credit agreement dated as of July 3, 2018, by and among DMS LLC, DMSH, each of their subsidiaries party thereto, various financial institutions party thereto and Monroe Capital Management Advisors, LLC, as administrative agent and lead arranger, and all outstanding amounts thereunder that was previously outstanding with an aggregate principal amount of $210 million was extinguished, and the $15 million revolving credit facility was closed.

The Company recognized a loss on debt extinguishment of $2.1 million during the nine months ended September 30, 2021, which primarily included accelerated amortization of deferred financing costs, legal fees and early termination fee. The loss recognized is presented as “Debt Extinguishment” in the condensed consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at September 30, 2021:

(in thousands)
2021	$562
2022	2,250
2023	2,250
2024	2,250
2025 and thereafter	217,125
Total debt	$224,437

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the acquisition, subject to the achievement of certain milestones, and $5.0 million of deferred payment, to be paid 18-months after the acquisition date.

As of April 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.8 million, and the deferred consideration was $4.6 million. As of September 30, 2021, the contingent consideration earnout decreased
$0.2 million during the current quarter to a total of $4.6 million, and the deferred consideration did not materially change. The contingent consideration and deferred payment can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.7 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated operations during the nine months ended September 30, 2021. Additionally, we incurred $0.2 million of equity issuance costs, offsetting the 1.6 million share issuance in the equity for Crisp Results.

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

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Crisp Results and is included in the Marketplace reportable segment. Goodwill is expected to be deductible for tax purposes. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of one to seven years for brand and five to six years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations due to the timing and complexity of the acquisition transaction.
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
The Company paid consideration, date of the acquisition, $20.0 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement, contingent consideration with a fair value of $4.9 million and working capital of $0.3 million. Total payouts for contingent consideration over the three years following the closing of the transaction is $15.0 million, subject to the acquired companies reaching certain milestones.
As of February 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.9 million. From the acquisition date, Aimtell/PushPros/Aramis contingent consideration overall declined $2.4 million to approximately $2.5 million resulting from our revised earnout forecast achieving certain business performance milestones. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.5 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2021.
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

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Aimtell/Aramis/PushPros and is included in the Brand Direct reportable segment. Goodwill is expected to be deductible for Aramis and PushPros for tax purposes. Intangible assets primarily consist of technology, brand and customer relationships with an estimated useful life of four years for technology, one to seven years for brand, and five to six years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations due to the timing and complexity of the acquisition transaction.
SmarterChaos and She is Media

On July 16, 2020, the Company acquired SmarterChaos.com, LLC, a premier digital marketing and online performance management marketer, along with She Is Media, a female-centric performance ad network (collectively, “SmarterChaos”), for cash and equity of DMSH totaling approximately $5.8 million, net of cash, which was subject to a working capital adjustment that was finalized December 31, 2020.

DMSH issued the SmarterChaos sellers approximately 307,000 DMSH Units, which were convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.

In conjunction with this acquisition, we incurred during third quarter of 2020 approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations.

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

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of SmarterChaos and is included in the Other reportable segment. Goodwill is expected to be deductible for tax purposes. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of one to seven years for brand, and five to six years for customer relationships. The Company has finalized all working capital adjustments and fair value calculations for SmarterChaos and She is Media.

Net assets and liabilities acquired from the 2020 and 2021 Acquisitions consist of the following:

(In thousands)	SmarterChaos	Aimtell, PushPros and Aramis (preliminary)	Crisp Results (preliminary)	Expected Useful Life
	2020	2021	2021
Goodwill	$3,078	$4,853	$17,370
Technology	$—	$10,500	$—	4
Customer relationships	$2,500	$7,920	$26,000	5 to 6
Accounts receivable	$576	$3,313	$2,610
Brand	$277	$226	$5,100	1 to 7
Non-competitive agreements	$—	$117	$—	3
Property and equipment	$28	$250	$220	3 to 5
Accounts payable	$(1,156)	$(2,966)	$(1,593)
Other assets acquired and liabilities assumed, net (1)	$496	$1,057	$—
Net assets and liabilities acquired	$5,799	$25,270	$49,707
(1) Other assets acquired and liabilities assumed, net includes Prepaids, and Other Current Assets, partially offset by other current liabilities (i.e., Travel and expense payables, payroll liabilities, tax liabilities).
The following schedule represents the amounts of net revenue and net income (loss) from operations related to 2021 acquisitions which have been included in the unaudited consolidated statements of operations for the periods indicated subsequent to the acquisition date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Aimtell, PushPros and Aramis	Crisp Marketing	Aimtell, PushPros and Aramis	Crisp Marketing
Net revenue	$5,976	$6,407	$16,051	$13,374
Net income (loss) from operations	(2,359)	(2,627)	(2,978)	(2,783)

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

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(In thousands)	Aimtell, PushPros and Aramis	Crisp Results	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$5,976	$6,407	$20,836	$21,653
Net income (loss) from operations	$(2,359)	$(2,627)	$(1,724)	$(540)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Aimtell, PushPros and Aramis	Crisp Results	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$7,164	$7,453	$23,596	$20,563
Net income (loss) from operations	$1,506	$2,070	$4,774	$4,175
NOTE 7. RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s effort to continually improve operational efficiency and reposition its assets to remain competitive on a national basis. Termination of office lease and other related costs include lease and termination of fixed assets, employee training, relocation and facility costs. These costs are recorded in General and administrative expenses in the unaudited condensed consolidated statements of operations.

During the year ended December 31, 2020, the Company entered into negotiations with landlords to terminate lease agreements, for twelve different properties for approximately 62,113 square feet of office space located in Canada and the United States. The Company has settled eight leases through cash buyout or termination.

During the first nine months of 2021, the Company has continued its negotiations with landlords to terminate lease agreements. One new lease was added to the restructuring lease liability through acquisition of Crisp Results in the second quarter of 2021, resulting in five properties for approximately 57,469 square feet of office space located in the United States that are currently in negotiations.

As of September 30, 2021, a reserve of approximately $2.4 million was recorded; and $1.2 million is accrued for within Accrued expenses and other current liabilities and $1.2 million is accrued for within Other non-current liabilities, on the unaudited condensed consolidated balance sheets.

The change in liability for the restructuring costs for the three and nine months ended September 30, 2021, was as follows:

Three Months Ended September 30,
2021
Restructuring Lease Liability

Beginning balance at July 1, 2021	$2,957
Valuation adjustments	(300)
Lease payments	(333)
Lease accretion	45
Ending balance at September 30, 2021	$2,369

Nine Months Ended September 30,
2021
Restructuring Lease Liability

Beginning balance at January 1, 2021	$3,653
Valuation adjustments	(219)
Lease payments	(1,203)
Lease accretion	138
Ending balance at September 30, 2021	$2,369

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
Private Placement Warrants
We record the fair value of the Private Placement Warrants as a liability in the Company’s consolidated balance sheet as of December 31, 2020. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement.
As of September 30, 2021, the Company has approximately 4.0 million Private Placement Warrants outstanding. The significant assumptions were as follows:

September 30, 2021
Private Placement Warrants Fair Value Per Share	$2.06
Private Placement Warrant valuation inputs:
Stock price	$7.25
Strike price	$11.50
Remaining contractual term in years	3.79
Estimated volatility of Class A Common Stock	55.0%
Dividend yield	0.0%
Risk free interest rate	0.71%

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

Contingent Consideration assumptions:	Aimtell / PushPros
CYE2021 Revenue Historical - 9 Months	$6,126,771
CYE2021 Revenue Expectations - 3 Months	$1,695,000
CYE2022 Revenue Expectations	$8,485,541
CYE2023 Revenue Expectations	$9,758,372
CYE2021 Risk Adjusted Revenue - 3 Months	$1,672,650
CYE2022 Risk Adjusted Revenue	$7,838,431
CYE2023 Risk Adjusted Revenue	$8,113,756
Revenue Volatility	40%
Risk adjustment discount rate	11.8%
Risk free / Credit risk	6.0%

Contingent Consideration assumptions:	Aramis
CYE2021 EBITDA - Historical	$2,383,921
CYE2021 EBITDA 3 Months Expectation	$1,290,000
CYE2021 Risk Adjusted 3 Months EBITDA	$1,248,942
CYE2022 Earnout Successful Probability	99%
EBITDA Volatility	110%
Risk adjustment discount rate	34%
Risk free / Credit risk	6.0%

Contingent Consideration assumptions:	Crisp Results
EBITDA Historical - 6 Months	$1,800,314
EBITDA Expectations - 6 Months	7,204,542
Risk adjustment EBITDA - 6 Months	$6,886,426
EBITDA volatility	70%
Risk adjustment discount rate	22%
Risk free / Credit risk	6.0%

		September 30, 2021
Category		Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrant Liabilities	Total liabilities	$—	$—	$8,240	$8,240
Contingent consideration - current	Contingent consideration payable			$6,166	$6,166
Contingent consideration -non-current	Contingent consideration payable	$—	$—	$997	$997
Total		$—	$—	$15,403	$15,403

The following table represents the change in the warrant liability and contingent consideration (in thousands):

Nine Months Ended September 30, 2021	Private Placement Warrants	Contingent Consideration
Beginning January 1, 2021	$22,080	$—
Additions	—	9,688
Changes in fair value	(13,835)	(2,525)
Settlements	(5)	—
Ending September 30, 2021	$8,240	$7,163

Three Months Ended September 30, 2021	Private Placement Warrants	Contingent Consideration
Beginning July 1, 2021	$14,640	$10,248
Additions	—	—
Changes in fair value	(6,400)	(3,085)
Settlements	—	—
Ending September 30, 2021	$8,240	$7,163

NOTE 9. EMPLOYEE AND DIRECTOR INCENTIVE PLANS
2020 Omnibus Incentive Plan
On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, will be eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030.
The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date and are amortized over the award’s service period. At September 30, 2021, total non-vested stock-based compensation expense related to restricted stock was $12.1 million, which will be recognized over a weighted-average remaining period of 2.55 years. The weighted-average grant-date fair value of shares granted during the nine-month period ended September 30, 2021, was $9.27 per share.
Restricted Shares
The following table presents the restricted share activity for the nine-month period ended September 30, 2021 (in thousands, except price per share):

Restricted Stock Units	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,197	$7.31
Granted	997	$12.10
Exercised	(432)	$11.73
Forfeited/Canceled	(299)	$7.31
Outstanding at September 30, 2021	1,463	$9.27
As of September 30, 2021, the Company has one share-based compensation plan that allows for granting of restricted share units and stock options. The compensation cost that has been recorded against Consolidated Statement of Operations, “Salaries and related costs” was approximately $1.6 million and $4.3 million for the three and nine months ended September 30, 2021, respectively.

The following table presents the stock option activity for the quarter ended September 30, 2021 (in thousands, except price per share):

Stock Options	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at January 1, 2021	551	$3.34	5.9 years
Granted	1,664	$4.13	6.3 years
Forfeited/expired	(160)	$4.07	6.3 years
Outstanding at September 30, 2021	2,055	$3.92	6.2 years
The weighted-average grant-date strike price of options during the three and nine months ended September 30, 2021 was $8.32 and $8.21 per share, respectively.
As of September 30, 2021, the total number of shares issued to other nonemployee consultants for advisory and consulting services are 126,000 restricted units and 118,000 stock options that represent total stock-based compensation fair value of $1.8 million, which $0.2 million has been recorded for services provided to date. On October 27, 2021, the board voted to accelerate the vesting of 34,000 restricted units and 32,000 stock options, which will result in immediate recognition of approximately $0.5 million expense in Q4 2021.
.
NOTE 10. INCOME TAXES
As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 55.2% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $0.4 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. The blended effective tax rate for the three and nine months ended September 30, 2021 was 6.57% and 13.11%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest as well as due to the impact of changes to the estimate of expected tax benefits related to the Business Combination. The Company recorded $1.6 million and $1.9 million income tax expense for the three and nine months ended September 30, 2020, respectively. The blended effective tax rate for the three and nine months ended September 30, 2020 was 56.45% and 31.40%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of September 30, 2021, the total amount of estimated payments under the TRA was $16.8 million, of which $1.6 million was current and included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.

NOTE 11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to DMS Inc., by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements.
Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on July 15, 2020. The basic and diluted earnings per share for the three and nine months ended September 30, 2020, represent only the period of July 15, 2020 to September 30, 2020.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30, 2020 (As restated)	Nine Months Ended September 30, 2020 (As restated)
	2021	2021	2020	2020
Numerator:
Net income	$5,394	$10,121	$1,262	$4,153
Net income (loss) attributable to DMSH prior to the Business Combination	$—	$—	$(4,236)	$(1,345)
Net income attributable to noncontrolling interest	$1,858	$4,217	$2,463	$2,463
Net income (loss) attributable to Digital Media Solutions, Inc. - basic	$3,536	$5,904	$3,035	$3,035

Net income attributable to noncontrolling interest	$1,858	$4,217	$—	$—
Net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$5,394	$10,121	$3,035	$3,035

Denominator:
Weighted average shares - basic	36,511	35,050	32,294	32,294
Add: dilutive effects of DMSH Units convertible to Class A Common Stock	25,853	25,853	—	—
Add: dilutive effects of employee equity awards	267	515	—	—
Add: dilutive effects of Private Placement warrants	—	—	—	—
Add: dilutive effects of public warrants	—	168	—	—
Add: dilutive effects of deferred consideration	690	402	—	—
Weighted average shares - diluted	63,321	61,988	32,294	32,294
Net income per common share:
Basic	$0.10	$0.17	$0.09	$0.09
Diluted	$0.09	$0.16	$0.09	$0.09

For the three months ended September 30, 2021, the Company excluded 14.0 million warrants, 2.4 million employee equity awards, as the effect was anti-dilutive. For the nine months ended September 30, 2021, the Company excluded 4.0 million warrants and approximately 1.9 million employee equity awards as the effect was anti-dilutive.

For the three and nine months ended September 30, 2021, the Company excluded contingent consideration issued in connection with Aramis, Aimtell and PushPros and Crisp Results acquisitions, which is payable in DMS common stock at the Company’s option, as the necessary conditions to pay such consideration had not been satisfied by the end of the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Quarterly Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K/A. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

On August 16, 2021, we announced our decision to evaluate potential strategic alternatives to maximize shareholder value. We intend to evaluate a full range of strategic, operational and financial alternatives. We have retained Goldman Sachs & Co LLC and Canaccord Genuity as our financial advisors to assist with the strategic review process. There can be no assurance that the strategic review process will result in any strategic alternative, or any assurance as to its outcome or timing.

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the acquisition, subject to the achievement of certain milestones, and $5.0 million of deferred payment, to be paid 18-months after the acquisition date.

As of April 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.8 million, and the deferred consideration was $4.6 million. As of September 30, 2021, the contingent consideration earnout decreased
$0.2 million during the current quarter to a total of $4.6 million, and the deferred consideration did not materially change. The contingent consideration and deferred payment can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.7 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated operations during the nine months ended September 30, 2021. Additionally, we incurred $0.2 million of equity issuance costs, offsetting the 1.6 million share issuance in the equity for Crisp Results.
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
The Company paid consideration, date of the acquisition, $20.0 million at the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million, subject to a lock-up agreement, contingent consideration with a fair value of $4.9 million and working capital of $0.3 million. Total payouts for contingent consideration over the three years following the closing of the transaction is $15.0 million, subject to the acquired companies reaching certain milestones. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

As of February 1, 2021, the acquisition date, the present value of the contingent consideration earnout was recorded at $4.9 million. From the acquisition date, Aimtell/PushPros/Aramis contingent consideration overall declined $2.4 million to approximately $2.5 million resulting from our revised earnout forecast achieving certain business performance milestones. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.
In conjunction with this acquisition, we incurred approximately $0.5 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2021.
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

DMSH issued the SmarterChaos sellers approximately 307,000 DMSH Units, which were convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the DMS Inc. stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.

On June 30, 2021, SmarterChaos sellers elected to redeem 154,000 DMSH units; DMS Inc. elected to exchange those for shares of Class A common stock, with an aggregate capital contribution to DMSH of approximately $3.0 million.
In conjunction with this acquisition, we incurred during third quarter of 2020 approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the unaudited condensed consolidated statements of operations.
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (As restated)	2021	2020 (As restated)
Revenue by type:
Customer acquisition	96.3%	90.2%	95.8%	92.1%
Managed services	2.9%	8.8%	3.4%	6.9%
Software services	0.8%	1.0%	0.8%	1.1%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	60.5%	59.4%	58.5%	58.7%
Marketplace	54.3%	47.7%	53.4%	47.2%
Other	2.1%	3.5%	2.0%	2.3%
Corporate and other	(16.9)%	(10.6)%	(14.0)%	(8.2)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.9%	69.8%	70.1%	69.5%
Gross profit	29.1%	30.2%	29.9%	30.5%
Salaries and related costs	11.6%	9.5%	11.1%	10.5%
General and administrative	10.4%	8.2%	9.3%	7.3%
Acquisition costs	(2.5)%	3.9%	(0.2)%	1.4%
Depreciation and amortization	6.7%	5.6%	6.4%	5.8%
Income from operations	2.9%	3.0%	3.4%	5.6%
Interest expense	3.5%	4.1%	3.4%	4.6%
Change in fair value of warrant liabilities	(6.0)%	(4.6)%	(4.5)%	(1.7)%
Net income before income taxes	5.4%	3.5%	3.8%	2.6%
Income tax expense	0.4%	2.0%	0.5%	0.8%
Net income	5.0%	1.5%	3.3%	1.8%
Net income attributable to non-controlling interest	1.7%	3.0%	1.4%	1.1%
Net income (loss) attributable to Digital Media Solutions, Inc.	3.3%	(1.4)%	1.9	0.7%

Operating Results for three and nine months ended September 30, 2021 and September 30, 2020
The following table presents the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and the changes from the prior periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020 (As restated)	$ Change	% Change	2021	2020 (As restated)	$ Change	% Change
Net revenue	$107,399	$82,829	$24,570	30%	$309,281	$230,753	$78,528	34%
Cost of revenue	76,139	57,777	18,362	32%	216,680	160,338	56,342	35%
Salaries and related costs	12,449	7,882	4,567	58%	34,426	24,114	10,312	43%
General and administrative	11,161	6,807	4,354	64%	28,675	16,756	11,919	71%
Acquisition costs	(2,665)	3,248	(5,913)	(182)%	(705)	3,322	(4,027)	(121)%
Depreciation and amortization	7,186	4,636	2,550	55%	19,649	13,307	6,342	48%
Income from operations	3,129	2,479	650	26%	$10,556	$12,916	$(2,360)	(18)%
Interest expense	3,756	3,421	335	10%	10,635	10,702	(67)	(1)%
Change in fair value of warrant liabilities	(6,400)	(3,840)	$(2,560)	260%	(13,835)	(3,840)	(9,995)	260%
Debt extinguishment	—	—	—	N/A	2,108	—	2,108	N/A
Net income before income taxes	5,773	2,898	2,875	99%	11,648	$6,054	$5,594	92%
Income tax expense	379	1,636	(1,257)	(77)%	1,527	1,901	(374)	(20)%
Net income	5,394	1,262	4,132	327%	10,121	$4,153	$5,968	144%
Net income attributable to non-controlling interest	1,858	2,463	(605)	(25)%	4,217	2,463	$1,754	71%
Net income (loss) attributable to Digital Media Solutions, Inc.	$3,536	$(1,201)	$4,737	(394)%	$5,904	$1,690	$4,214	249%
Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.
The following table presents revenue by type for each segment and the changes from the prior periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Brand Direct
Customer acquisition	$63,332	$43,921	$19,411	44%	$174,341	$122,557	$51,784	42%
Managed services	1,667	5,247	(3,580)	(68)%	6,713	12,885	(6,172)	(48)%
Total Brand Direct	$64,999	$49,168	$15,831	32%	$181,054	$135,442	$45,612	34%
Marketplace
Customer acquisition	$58,278	$39,541	$18,737	47%	$165,300	$108,937	$56,363	52%
Total Marketplace	$58,278	$39,541	$18,737	47%	$165,300	$108,937	$56,363	52%
Other
Managed services	$1,471	$2,045	$(574)	(28)%	$3,796	$2,945	$851	29%
Software services	784	830	(46)	(6)%	2,391	2,430	(39)	(2)%
Total Other	$2,255	$2,875	$(620)	(22)%	$6,187	$5,375	$812	15%
Corporate and Other
Customer acquisition	$(18,133)	$(8,755)	$(9,378)	107%	$(43,260)	$(19,001)	$(24,259)	128%
Total Corporate and Other	$(18,133)	$(8,755)	$(9,378)	107%	$(43,260)	$(19,001)	$(24,259)	128%
Total Customer acquisition	103,477	74,707	28,770	39%	296,381	212,493	83,888	39%
Total Managed services	3,138	7,292	(4,154)	(57)%	10,509	15,830	(5,321)	(34)%
Total Software services	784	830	(46)	(6)%	2,391	2,430	(39)	(2)%
Total Net revenue	$107,399	$82,829	$24,570	30%	$309,281	$230,753	$78,528	34%
Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.
Our Brand Direct segment experienced an increase in Customer acquisition revenue of $19.4 million or 44%, and $51.8 million or 42% during the three and nine months ended September 30, 2021, respectively.
Customer acquisition revenue for Marketplace increased by $18.7 million or 47%, and $56.4 million or 52% during the three and nine months ended September 30, 2021, respectively. These increases in both the Brand Direct and Marketplace segments are primarily due to the migration of consumers to the online shopping experience, especially in the auto and health insurance verticals, as well as two acquisitions the Company completed in 2021.
Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer.
Managed services revenue experienced a decrease of $(4.2) million or (57)%, and $(5.3) million or (34)% during the three and nine months ended September 30, 2021, respectively. These decreases were primarily driven by lower third-party supplier leads.
Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and nine months ended September 30, 2021.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020 (As restated)	% Change	2021	2020 (As restated)	% Change
Brand Direct	23.4%	23.1%	1.3%	24.4%	23.9%	2.1%
Marketplace	24.8%	30.0%	(17.3)%	26.5%	31.1%	(14.8)%
Other	71.8%	63.7%	12.7%	75.6%	79.3%	(4.7)%
Total gross profit percentage	29.1%	30.2%	(3.6)%	29.9%	30.5%	(2.0)%
Gross profit for Brand Direct increased for the three and nine months ended September 30, 2021, primarily driven by substantial diversification in our distribution channels as we continue to scale growth.
Gross profit for Marketplace decreased for the three and nine months ended September 30, 2021, primarily due to the expansion in the auto and health insurance business at compressed margins, as well as recent reduction of price paid per lead by several auto insurance and education customers, even as our media costs remained flat.
Gross profit for Other increased for the three months ended September 30, 2021, primarily due to the new revenue mix and decreased for the nine months ended September 30, 2021, due to compressed lower profit margins.

Total gross profit decreased for the three and nine months ended September 30, 2021, primarily due challenges in the auto insurance vertical, as well as from the effects of a spike in COVID infections.
Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $4.6 million or 58% for the three months ended September 30, 2021, and increased $10.3 million or 43% for the nine months ended September 30, 2021. These increases are primarily driven by stock-based compensation and headcount as a result of required expansion of our workforce to support the Company’s growth, as well as the addition of FTEs from two acquisitions the Company completed in 2021.

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
General and administrative expenses increased $4.4 million or 64% for the three months ended September 30, 2021, and for the nine months ended September 30, 2021, expenses increased $11.9 million or 71%. These increases are primarily driven by higher software and computer expenses as well as an overall increase in insurance, legal and professional fees related to compliance, partially offset by a decline in rental expense due to office closures.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes contingent consideration fair value adjustments, acquisition incentive compensation and other transaction related costs.
Acquisition costs decreased by $(5.9) million or greater than 100%, and decreased $(4.0) million or greater than 100% during the three and nine months ended September 30, 2021, respectively. These decreases are primarily due to the acquisition costs related to contingent consideration fair value adjustments.
Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.
Depreciation and amortization expense increased $2.6 million or 55%, and $6.3 million or 48% during the three and nine months ended September 30, 2021, respectively. These increases are primarily driven by the fixed assets acquired with Crisp Results and Aimtell/Aramis/PushPros (“AAP”) as well as continued investments in internally developed software, which were placed in service.
Interest expense. Interest expense for three and nine months ended September 30, 2021 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 4.25% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 5 Debt).
Interest expense increased by $0.3 million or 10%, and decreased by $(0.1) million or (1)% during the three and nine months ended September 30, 2021, respectively. The increase for the three months ended September 30, 2021, was primarily due to outstanding debt balance. The decrease for the nine months ended September 30, 2021, was due to a partial decline in interest rates compared to the same period in the prior year.

Income tax expense. The Company recorded income tax expense of $0.4 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. The blended effective tax rate for the three and nine months ended September 30, 2021 was 6.57% and 13.11%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest as well as due to the impact of changes to the estimate of expected tax benefits related to the Business Combination. The Company recorded $1.6 million and $1.9 million income tax expense for the three and nine months ended September 30, 2020, respectively. The blended effective tax rate for the three and nine months ended September 30, 2020 was 56.45% and 31.40%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest. These rates vary from our statutory U.S. tax rate due to the tax impact of the taxable income or loss that is allocated to the non-controlling interest.

Non-controlling interest. As a result of the Aimtell/PushPros/Aramis and Crisp Results acquisitions, our non-controlling interest owns approximately 41.7% of the ownership interest of DMSH and we allocate the respective portion of net income or loss to the DMSH Units held by the non-controlling interest.

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
The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$107,399	$4,402	$111,801	$309,281	$11,313	$320,594
Cost of revenue	76,139	4,402	80,541	216,680	11,313	227,993
Gross profit	$31,260	$—	$31,260	$92,601	$—	$92,601
Gross profit margin	29.1%	—%	28.0%	29.9%	—%	28.9%
(1) Includes the gross up for certain Managed services contracts that are presented net of costs under GAAP for the three and nine months ended September 30, 2021.

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

Adjusted EBITDA is defined as net income (loss), excluding (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) change in fair value of warrant liabilities (5) debt extinguishment (6) stock-

based compensation (7) restructuring (8) acquisition costs, (9) other expenses, (10) cost savings expected as a result of a company reorganization, (11) cost synergies expected as a result of full integration of our acquisitions, and (12) pre-acquisition cost savings resulting from current year’s acquisition and comparable to same period last year.

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

The following table provides a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow from net income the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (As restated)	2021	2020 (As restated)
	(U.S. Dollars in Thousands)
Net income	$5,394	$1,262	$10,121	$4,153
Adjustments
Interest expense	3,756	3,421	10,635	10,702
Income tax expense	379	1,636	1,527	1,901
Depreciation and amortization	7,186	4,636	19,649	13,307
Change in fair value of warrant liabilities	(6,400)	(3,840)	(13,835)	(3,840)
Debt extinguishment	—	—	2,108	—
Stock-based compensation	1,516	—	4,046	—
Restructuring	52	987	134	987
Acquisition costs (1)	(2,665)	3,248	(705)	3,322
Other expense (2)	965	1,396	4,346	2,477
Subtotal before additional adjustments	$10,183	$12,746	$38,026	$33,009
Additional adjustments
Pro Forma Cost Savings - Reorganization (3)	$—	47	$31	$1,017
Pro Forma Cost Savings - Acquisitions (4)	856	1,242	2,656	4,809
Acquisitions EBITDA (5)	—	9	2,711	400
Adjusted EBITDA	$11,039	$14,044	$43,424	$39,235
Capex	$3,663	2,450	$7,875	$7,481
Unlevered cash flow	$7,376	$11,594	$35,549	$31,754
Unlevered cash flow conversion	67%	83%	82%	81%
______________
(1)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions, as well as acquisition earnout contingent consideration adjustments.
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
(5)     This represents the pre-acquisition Adjusted EBITDA results for the SmarterChaos, Aimtell/Aramis/PushPros, and Crisp acquisitions during the three and nine months ended September 30, 2021, and the comparable Adjusted EBITDA amounts for those same acquisitions during the same three- and nine-month periods in 2020.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (As restated)	2021	2020 (As restated)
Unlevered Free Cash Flow	$7,376	$11,594	$35,549	$31,754
Capital expenditures	3,663	2,450	7,875	7,481
Adjusted EBITDA	$11,039	$14,044	$43,424	$39,235
Acquisitions EBITDA (1)	—	9	2,711	400
Pro Forma Cost Savings - Acquisitions (2)	856	1,242	2,656	4,809
Pro Forma Cost Savings - Reorganization (3)	—	47	31	1,017
Subtotal before additional adjustments	10,183	$12,746	$38,026	$33,009
Other expenses (4)	965	1,396	4,346	2,477
Acquisition costs (5)	(2,665)	3,248	(705)	3,322
Stock-based compensation	1,516	—	4,046	—
Restructuring	52	987	134	987
Change in fair value of warrant liabilities	(6,400)	(3,840)	(13,835)	(3,840)
Debt extinguishment	—	—	2,108	—
Subtotal before additional adjustments	$16,715	$11,942	$41,932	$30,063
Loss on debt extinguishment	—	—	2,108	—
Provision for bad debt	475	800	1,384	800
Lease restructuring charges	(255)	—	(81)	—
Stock-based compensation	1,446	—	3,976	—
Interest expense	(3,756)	(3,421)	(10,635)	(10,702)
Income tax expense	(379)	(1,636)	(1,527)	(1,901)
Payment of contingent consideration	—	—	—	(1,000)
Amortization of debt issuance costs	478	228	1,006	699
Deferred income tax provision, net	(1,220)	(277)	(856)	(1,261)
Change in income tax receivable and payable	1,600	—	(728)	—
Change in fair value of contingent consideration	(3,085)	—	(2,525)	—
Change in fair value of warrant liability	(6,400)	(3,840)	(13,835)	(3,840)
Change in accounts receivable, net	(2,994)	(5,486)	(7,324)	(8,486)
Change in prepaid expenses and other current assets	(2,343)	3,614	(2,121)	(495)
Change in accounts payable and accrued expenses	4,401	3,286	(2,367)	3,210
Change in income tax receivable and payable	—	—	—	—
Change in other liabilities	(326)	(165)	(516)	(136)
Net cash provided by (used in) operating activities	$4,357	$5,445	$7,891	$7,351
______________

(1)This represents the pre-acquisition Adjusted EBITDA results for the SmarterChaos, Aimtell/Aramis/PushPros, and Crisp acquisitions during the three and nine months ended September 30, 2021, and the comparable Adjusted EBITDA amounts for those same acquisitions during the same three- and nine-month periods in 2020.
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
(5)Includes pre-acquisition transactions related to travel, professional and legal fees for recent acquisitions, as well as acquisition earnout contingent consideration adjustments.

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

The following table presents a reconciliation between GAAP Earnings Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (As restated)	2021	2020 (As restated)
Numerator:
Net income	$5,394	$1,262	$10,121	$4,153
Net income (loss) attributable to DMSH prior to the Business Combination	$—	$(4,236)	$—	$(1,345)
Net income attributable to noncontrolling interest	$1,858	$2,463	$4,217	$2,463
Net income (loss) attributable to Digital Media Solutions, Inc. - basic	$3,536	$3,035	$5,904	$3,035

Net income attributable to noncontrolling interest	$1,858	$—	$4,217	$—
Net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$5,394	$3,035	$10,121	$3,035

Denominator:
Weighted average shares - basic	36,511	32,294	35,050	32,294
Add: dilutive effects of DMSH Units convertible to Class A Common Stock	25,853	—	25,853	—
Add: dilutive effects of employee equity awards	267	—	515	—
Add: dilutive effects of Private Placement warrants	—	—	—	—
Add: dilutive effects of public warrants	—	—	168	—
Add: dilutive effects of deferred consideration	690	—	402	—
Weighted average shares - diluted	63,321	32,294	61,988	32,294
Net income per common share:
Basic	$0.10	$0.09	$0.17	$0.09
Diluted	$0.09	$0.09	$0.16	$0.09

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (As restated)	2021	2020 (As restated)
Numerator:
Net income attributable to Digital Media Solutions, Inc. - basic;	$3,536	$3,035	$5,904	$3,035
Add adjustments to net income:
Change in fair value of warrant liabilities	(6,400)	(3,840)	(13,835)	(3,840)
Debt Extinguishment	—	—	2,108	—
Acquisition costs	(2,665)	3,248	(705)	3,322
Equity based compensation, legal and severance costs	2,481	2,383	8,392	3,064
Restructuring, transition and refinance costs	52	—	134	—
Acquisition synergies	856	1,242	2,656	4,809
Acquisition EBITDA	—	56	2,742	1,417
	$(2,140)	$6,124	$7,396	$11,807
Net income tax expense (benefit) based on conversion of units	$(337)	$351	$565	$351
Adjusted net (loss) income - basic	$(1,803)	$5,773	$6,831	$11,456

Denominator:
Weighted-average shares outstanding - basic	36,511	32,294	35,050	32,294

Adjusted EPS -basic	$(0.05)	$0.18	$0.19	$0.35

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2021	December 31, 2020	$ Change	% Change
Cash	$18,732	$31,397	$(12,665)	(40)%
Availability under revolving credit facility	$50,000	$15,000	$35,000	233%
Total Debt	224,437	203,851	$20,586	10%
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

On May 25, 2021, Digital Media Solutions, LLC (“DMS LLC”), as borrower, and DMSH, each of which is a subsidiary of DMS, entered into a five-year $275 million senior secured credit facility (the “Credit Facility”), with a syndicate of lenders (“Lenders”), arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent. The Credit Facility is guaranteed by, and secured by substantially all of the assets of, DMS LLC, DMSH LLC and their material subsidiaries, subject to customary exceptions. Pursuant to the Credit Facility, the Lenders provided DMS LLC with senior secured term loans consisting of a senior secured term loan with an aggregate principal amount of $225 million (the “Term Loan”) and a $50 million senior secured revolving credit facility (the “Revolving Facility”).

The Term Loan which was issued at an original issue discount of 1.8% or $4.2 million, will be subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.
For the nine months ended September 30, 2021 and the nine months ended September 30, 2020, our Unlevered Free Cash Flow conversion rate was 82% and 81%, respectively. The overall increase was primarily due to higher business performance.
Cash flows from operating activities
Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2021 as compared to $7.4 million provided by in the nine months ended September 30, 2020. The increase in comparable cash provided by operating activities was primarily driven by debt extinguishment and recent acquisitions, offset by vendor payments in 2021.
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2021 increased by $22.4 million or 218% to $32.7 million from $10.3 million for the nine months ended September 30, 2020 primarily due to the recent acquisition of Aimtell/Aramis/PushPros and Crisp Results as well as continued investments in internally developed software.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $12.1 million, reflecting a decrease of $(12.3) million or 50%, as compared to $24.4 million for the nine months ended September 30, 2020. This decrease was mainly due to borrowings incurred in connection with the establishment of our Credit Facility.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2020 Form 10-K/A, for further information on our critical and other significant accounting policies.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1: Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2020 Form 10-K/A.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described in our 2020 Form 10-K/A. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

With the oversight of senior management and our audit committee, we have been taking steps to improve and enhance our internal control over financial reporting, and more recently to remediate the material weaknesses described in our 2020 Form 10-K/A. These steps include: (i) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting; (ii) hiring additional personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iii) continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (iv) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements.

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.
Item 1A. Risk Factors
The Company’ s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2020 Form 10-K/A. The following risk factor is being provided to supplement and update the risk factors set forth in our 2020 Form 10-K/A.

We are exploring possible strategic alternatives, but we may not be successful in identifying or completing any strategic alternative, and any such strategic alternative may not create additional value for our stockholders.

Our Board of Directors, together with management and in consultation with our legal and financial advisors, is conducting a process to explore and evaluate strategic alternatives to maximize shareholder value. The Board of Directors plans to proceed in a timely manner, but has not set a definitive timetable for completion of this process. This review process may not be successful or result in a transaction or other strategic alternative of any kind, or provide greater stockholder value than that reflected in our current stock price. Any potential transaction or alternative would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, shareholder approval and the interest of third parties in our business.

The review of strategic alternatives also may expose us and our operations to a number of risks and uncertainties, including the diversion of management’s and the Board of Directors’ attention from our business, the incurrence of significant expenses associated with the retention of legal, financial and other advisors, our failure to retain, attract or strengthen our relationships with key personnel, suppliers or customers and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.

Further, as previously disclosed, we do not intend to disclose developments or provide updates on the progress or status of this process until our Board of Directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly.
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
10.1 ^
Credit Agreement, dated as of May 25, 2021, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent.

10.2 +#	Letter Agreement, dated September 30, 2021, by and between Digital Media Solutions, Inc. and Jonathan Katz.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information for the period ended September 30, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Changes in Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

+ Certain confidential information contained in this agreement has been omitted because it (i) is not material, and (ii) would be competitively harmful if publicly disclosed.

# Management contract and compensatory plan and arrangement.

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
Date: November 9, 2021

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vasundara Srenivas
Name:	Vasundara Srenivas
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)