Form 10-K
period 2021-12-31
Digital Media Solutions, Inc.
filed 2022-03-16
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $9.68 reported on the New York Stock Exchange, was approximately $95.6 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2022, 36,394,335 shares of the registrant’s Class A Common Stock; 25,699,464 of the registrant’s Class B Common Stock; and 13,999,078 warrants to purchase shares of the registrant’s Class A Common Stock, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements
References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.
This Annual Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) our ability to identify, evaluate, and complete any strategic alternative in connection with our review of strategic alternatives; (2) the possibility that DMS may not be able to realize higher value for its business through a strategic alternative and therefore retains its current corporate and business structure; (3) the possibility that DMS may decide not to undertake a strategic alternative or that it is not able to consummate any proposed strategic alternative due to, among other things, market, regulatory and other factors; (4) the potential for disruption to DMS’s business, including, among other things, attracting and retaining customers, suppliers, key personnel; (5) any potential adverse effects on DMS’s stock price resulting from the announcement of the process to review potential strategic alternatives or the results of that review; (6) the COVID-19 pandemic or other public health crises; (7) changes in client demand for our services and our ability to adapt to such changes; (8) the entry of new competitors in the market; (9) the ability to maintain and attract consumers and advertisers and successfully grow and operate our new health insurance agency business, in the face of changing economic or competitive conditions; (10) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (11) the performance of DMS’s technology infrastructure; (12) the ability to protect DMS’s intellectual property rights; (13) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (14) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (15) changes in applicable laws or regulations and the ability to maintain compliance; (16) our substantial levels of indebtedness; (17) volatility in the trading price on the NYSE of our common stock and warrants; (18) fluctuations in value of our private placement warrants; and (19) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC. There may be additional risks that we consider immaterial or which are unknown, and it is not possible to predict or identify all such risks. DMS cautions that the foregoing list of factors is not exclusive. In addition, DMS cautions readers not to place undue reliance upon any forward-looking statements, which speak only as of the date made. DMS does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I
Item 1. Business.
COMPANY OVERVIEW
Digital Media Solutions, Inc. (“DMS Inc.” or the “Company” or “DMS” or “us”, “our” or “we”) is a leading provider of technology enabled digital performance advertising solutions connecting consumers and advertisers. Our performance-based ROI-driven business model derisks ad spend for advertisers which in turn positions DMS to grow as digital ad spend accelerates because advertisers are shifting more of their ad spend from traditional channels like TV and radio to digital channels, including social media, search, display, e-mail, push and connected TV. As used in this Annual Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)).

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

On April 1, 2021, the Company completed a transaction to purchase the assets of Crisp Marketing, LLC (“Crisp Results”). Crisp Results is a digital performance advertising company. The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the acquisition, subject to the achievement of certain milestones, and a $5.0 million deferred payment to be paid 18 months after the acquisition date in the form of cash or Class A common stock at the Company’s discretion.

On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions connecting consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships. The Company paid consideration of $20.0 million upon the closing transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million. The transaction also includes up to $15.0 million in contingent consideration to be earned over the three years following the acquisition, subject to the achievement of certain milestones. The contingent consideration can be paid in cash or Class A Common Stock at the election of the Company.

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

The Company is headquartered in Clearwater, Florida with nearly 580 employees as of December 31, 2021.

Disaggregation of Revenue
The Company has three material revenue streams, which represents disaggregation of services for: (1) customer acquisition, (2) managed services and (3) software services (“SaaS”).

•Customer acquisition - The process of identifying and cultivating potential customers (also known as customers or near customers otherwise known as leads) for our customer’s business products or services through impressions, clicks and direct messaging (email, push and text/SMS or short message service) based on predefined qualifying characteristics specified by the customer. Revenue is earned based on the cost per action (“CPA”) defined within the executed insertion order (“IO”) and/or agreed to with the customer.
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

Segments Revenue
We classify our operations into three reportable segments: Brand Direct, Marketplace and Other. Under the Brand Direct reportable segment, revenues are earned from fees we charge to our customers when we advertise directly for them under their brand name. In servicing our customers under this reportable segment, the end consumer of our customer interacts directly with our customer and does not interface with the Company’s brands at any point during the transaction process. Consumer journeys inside the Brand Direct reportable segment utilize the Company’s propriety tool set of Data, Process and Technology which operates in the background of these journeys.

Under the Marketplace reportable segment, we earn revenues from fees we charge to our customers when we advertise their business under our brand name. The end consumer interfaces directly with our brand and may be redirected to our customer based on information obtained during the transaction process. The Marketplace reportable segment utilizes the Company’s same propriety tool set of Data, Process and Technology as Brand Direct which operates in the background of these journeys.

Under the Other reportable segment, we earn revenues from fees for other services provided to our customers such as the management of digital media services on behalf of our customers as well as our SaaS offering. Revenue in this segment is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods and services. Upon satisfaction of the associated performance obligation, the Company recognizes revenue.

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

Business Strategies
The Company is a premier digital performance-based marketing company offering a diversified array of digital advertising solutions. We are a major contributor to the structural shift from traditional media to the online and digital arena currently ongoing in the advertising industry. Through our cutting-edge technologies and multi-faceted platforms, the Company enables advertising customers to not only acquire new customers but also to more closely track, monitor and adjust marketing campaigns based on their return on investment.

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

Customer Concentration
For the year ended December 31, 2021, one customer accounted for approximately 13.5%of our total revenues. For the year ended December 31, 2020, no customer accounted for more than 10% of our total revenues. We market for advertisers on our platform primarily through utilizing impressions, ad clicks, direct messaging to consumers, leads, and email to sales conversions, directly measuring results and providing accountability. Our initial contract terms for customer acquisition are typically one to three months. Managed services are typically signed for one-month terms with auto-renewal for subsequent period and revenue by licensing the Software to customers under SaaS-based contracts, which is typically one-month with auto-renewal for subsequent months. The large majority of our customers pay on a monthly basis. Our services are billed on a monthly basis for the services provided in the previous month. Our pricing method reflects the price and quantities for the service provided, which is driven by the volume of customer acquisition, includes access to our direct service, technical support and managed services infrastructure. We generally recognize revenues from our leads, services and software platform ratably over the contractual term of the arrangement. We do not charge third party suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform.

Our Business
Management of high-quality targeted media sources
In the digital marketing solutions industry, it is essential that advertising service providers are able to acquire and retain high quality media sources that attract targeted users for advertiser customers on a large scale at low cost. This can be particularly challenging given the dynamic nature of the media resources available to advertising service providers. Frequent updates in search engine algorithms and consolidation of media sources result in high costs of retaining high quality media sources. This, combined with high levels of competition by a large number of service providers, drives up costs within the advertising industry.

To combat this challenge, we have built out a channel-agnostic media team that leverages our proprietary first party data asset to buy media, on both the Brand Direct and Marketplace solutions we offer, to connect ad units with consumers who have probability and intent to interact with those ad units. Additionally, we have formed strategic partnerships through acquisitions with other advertising and proprietary media marketing software providers to increase our access to high quality targeted media. Our acquisitions of W4 Holding Company, LLC and Underground Elephant (“UE”) provide us access to proprietary software to drive meaningful engagement with advertising targets.

Regulation
Our business is subject to a significant number of federal, state and local laws and regulations. We conduct marketing activities, directly and indirectly, via telephone, email and/or through other online and offline marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, the Telephone Consumer Protection Act, or TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. We are also subject to regulation as a licensed insurance agency for Medicare insurance policies in certain states. In addition, we are subject to laws, rules and regulations regarding data collection, privacy and data security, charitable fundraising, and sweepstakes and promotions, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, consumer and mortgage lending, healthcare and medical services and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries.

Macroeconomic conditions
During 2020 and 2021, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, could all have an adverse impact on our customers’ costs of services and their demand for our services and our revenues. Beginning in Q2 2021, the auto insurance industry began to experience economic macro headwinds which increased throughout the year. By September 2021, 14 of the 20 largest private auto insurers were experiencing double-digit declines in loss ratios. These and other difficulties faced by our customers due to hardships in the economy could cause a reduction in their advertising budgets as they seek to manage expenses in general.

Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.

Role of Board of Directors in Risk Oversight Process
Our board of directors has responsibility for the oversight of our risk management and, either as a whole or through its audit committee, regularly discusses with management our risk management processes and major risk exposures, including their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from members of senior management to enable our board of directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

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

Item 1A. Risk Factors.

Summary of Risk Factors

The following summarizes the significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. We group these risk factors into four categories:

- Risks related to our business:
•changes in client demand for our services and our ability to adapt to such changes;
•we participate in highly competitive markets, and the entry of new competitors in these markets;
•the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions;
•dependence on search engines, display advertising, social media, email, and content-based online advertising and other online sources to attract consumers;
•if our messages are not delivered and accepted or are routed by messaging providers less favorably than other messages, or if our sites are not accessible or are treated disadvantageously by internet service providers;
•the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers;
•the performance of DMS technology infrastructure;
•the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires;
•our substantial levels of indebtedness, and maintaining covenants under our credit facility;
•litigation could distract management, increase our expenses or subject us to material money damages and other remedies;
•the change in fair value of our private placement warrants at each reporting period and the potential that such change may adversely affect our net income (loss) in our consolidated statements of earnings (loss); and
•dependence on key personnel to operate our business, and our management team has limited experience managing a public company.

–Risks related to intellectual property:
•the ability to protect DMS intellectual property rights; and
•we may face litigation and liability due to claims of infringement of third-party intellectual property rights.

–Risks related to government regulation:
•our businesses are heavily regulated, and are subject to a variety of international, federal, state, and local laws;
•federal, state and international laws regulating telephone and messaging marketing practices impose certain obligations on advertisers, which could reduce our ability to expand our business; and
•changes in applicable laws or regulations and the ability to maintain compliance.

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

A substantial majority of our revenue is derived from sales of consumer engagements in the forms of referrals to our advertisers clients. Our relationships with advertisers are dependent on our ability to deliver quality engagements and referrals in the form of clicks, leads, calls and customers at attractive volumes and prices. If advertisers are not able to acquire their preferred engagements and referrals in our marketplaces and through our brand direct solutions, they may stop buying engagements and referrals from us or may decrease the amount they are willing to spend for engagements and referrals. Our agreements with advertisers are almost entirely short-term agreements, and advertisers can stop participating in our marketplaces and through our brand direct solutions at any time with no notice. As a result, we cannot guarantee that advertisers will continue to work with us or, if they do, the number of engagements and referrals they will purchase from us, the price they will pay per engagement and referral or their total spend with us. In addition, we may not be able to attract new advertisers to our marketplaces and our brand direct solutions or increase the amount of revenue we earn from advertisers over time.

If we are unable to maintain existing relationships with advertisers in our marketplaces and through our brand direct solutions or are unable to add new advertisers, we may be unable to offer our consumers the experience they expect. This deficiency could reduce consumers’ confidence in our services, making us less popular with consumers. As a result, consumers could cease to use us or use us at a decreasing rate.

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

Without innovative marketplaces and brand direct solutions and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain advertisers who want to participate in our marketplaces and through our brand direct solutions, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the home and auto insurance, consumer finance, education, home services and health and wellness markets, we will need to penetrate additional vertical markets, such as health insurance, life insurance and charitable giving / nonprofits, in order to achieve our long-term growth goals. Our success in the home and auto insurance, consumer finance, education, home services and health and wellness markets depends on our deep understanding of these industries. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

If we fail to build and maintain our brand, our ability to expand the use of our marketplaces and brand direct solutions by consumers and advertisers may be adversely affected.

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal solutions. A failure by us to build our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive our marketplaces and brand direct solutions as a better web platform experience, our reputation and the strength of our brand may be adversely affected.

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

Our ability to provide consumers with a high quality and compelling web platform experience depends, in part, on consumers receiving competitive prices, convenience, customer service and responsiveness from advertisers with whom they are matched on our marketplaces and through our brand direct solutions. If these providers do not meet or exceed consumer expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brand may be harmed, our ability to attract consumers to our marketplaces and brand direct solutions may be limited and the number of consumers matched through our marketplaces and brand direct solutions may decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to maintain and improve the technology infrastructure necessary to send marketing messages, which include emails, SMS and push notifications, and to operate our websites, and any significant disruption in service on our email network infrastructure or websites could result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

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

Unfavorable global economic conditions, which can be impacted by various global events such as health crises, political instability or military conflicts, could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the COVID-19 pandemic or escalating military conflicts, which may result in various economic sanctions and regulations. The most recent global financial crisis caused by the coronavirus outbreak has resulted in extreme volatility and disruptions in the capital and credit markets. In addition, the recent conflicts between Russia and Ukraine have resulted in significant sanctions and other regulations and changes that have impacted global trade. While these events may not have direct material impacts on our business, they can result in disruptions in the capital and credit markets, changing regulation, changes in trade agreements, reduced alternatives or failures of significant financial institutions, which can indirectly impact our results of operations and our access to liquidity or the capital markets, as well as have significant impacts on our customers and the various market participants with which we engage. A severe or prolonged economic downturn could also result in a variety of risks to our business, including weakened demand for our marketplaces and brand direct solutions and related products and services or delays in advertiser payments. A weak or declining economy could also strain our media supply channels.

Additionally, our business relies heavily on people, and adverse events such as health-related concerns about working in our call centers, the inability to travel and other matters affecting the general work environment could harm our business. While we do not anticipate any material impact to our business operations as a result of COVID-19 or the conflict in Ukraine, in the event of a major disruption caused by such global events, we may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. We are also unsure what actions our advertisers and other partners may take in response to such events. Any of the foregoing could harm our business and we cannot anticipate all the ways in which such events could adversely impact our business.

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

Our Company’s operations and their related revenues and results of operations have significantly grown over the last several years. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

Like all information systems and technology, our websites and information systems may be subject to computer viruses, break-ins, phishing, impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer reports to the Board regarding these matters at least quarterly, we cannot be certain that our efforts will be able to prevent breaches of the security of our information systems and technology. In addition, although we have cybersecurity insurance, we may not be able to retain such insurance on economic terms in the future or at all, and we cannot be certain that our insurance will cover us fully for any losses that we may experience, including with respect to any potential ransomware attacks we may experience. If we experience compromises to our security that result in websites performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers and advertisers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or advertisers to disclose sensitive information in order to gain access to our information or consumers’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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
•acquisition targets may participate in markets, jurisdictions and verticals where our lack of experience makes an immediate assessment of, and preparation for, possible risks difficult;
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

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions also could result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expense or impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition.

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

Our existing indebtedness and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2021, we had $223.9 million outstanding under our revolving credit facility and $50.0 million available for borrowing under our revolving credit facility, and in the future we could incur indebtedness beyond our credit facility.

Borrowing on our credit facility, combined with our existing and potential future financial obligations and contractual commitments, could have significant adverse consequences, including:

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

Any indebtedness we incur under our current credit facility will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents and cash flows from operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platforms, improve our operating infrastructure, finance our working capital requirements, or acquire complementary businesses and technologies. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing credit facility in an amount sufficient to fund our working capital needs. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. We cannot assure you that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. Since 2020, most of our employees have worked remotely. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Many of our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.

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

We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow, our business, financial condition and results of operations could be harmed.

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

Competitors and others may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “Digital Media Solutions.” We currently hold the “digitalmediasolutions.com” internet domain name as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. In addition, there is an active market in desirable domain names and our ability to purchase such domains would be subject to market conditions. As a result, we may not be able to acquire or maintain all domain names that use the name Digital Media Solutions.

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

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the recent repeal in the United States of net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

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

We anticipate that the distributions Blocker Corp will receive from DMS may, in certain periods, exceed our and Blocker Corp’s actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make determinations from time to time with respect to the use of any such excess cash so accumulated. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on DMS Class A Common Stock or otherwise undertake ameliorative actions between DMS Units and shares of DMS Class A Common Stock and instead, for example, hold such cash balances, holders of DMS Units other than Blocker Corp may benefit from any value attributable to such cash balances as a result of their ownership of shares of DMS Class A Common Stock following an exchange of their DMS Units, notwithstanding that such holders may previously have participated as holders of DMS Units in distributions by DMS that resulted in such excess cash balances. We also expect, if necessary, to undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding DMS Units, to maintain one-for-one parity between DMS Units and shares of DMS Class A Common Stock.

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

Pursuant to the Amended Partnership Agreement, the Majority Shareholders may redeem their DMS Units from DMS for cash, or, at our option, we may acquire such DMS Units in exchange for shares of DMS Class A Common Stock, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. DMS Units acquired by us are expected to be contributed to Blocker Corp. These redemptions and exchanges are expected to result in increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions of Blocker Corp and therefore reduce the amount of income (or, if applicable, franchise) tax that we and Blocker Corp would otherwise be required to pay in the future had such exchanges never occurred.

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

In this regard, in connection with our implementation of policies and procedures with respect to accounts receivable, including the allowance for doubtful accounts, and associated revenue, we discovered a material error in a customer receivable account, related to a duplicate billing in fiscal years 2020 and 2021. While the duplicate billing was identified through a newly implemented revenue reconciliation control during the fourth quarter of 2021, this error was not timely identified due to control deficiencies in our allowance for doubtful account policies. Accordingly, we determined that although we have a policy in place to monitor our outstanding accounts receivables, we determined that our current procedures and controls are not adequate to provide for effective monitoring of outstanding receivables and the related reserve for potentially uncollectible receivables, resulting in us provisioning for a material additional reserve for doubtful accounts. This included maintaining appropriate documentation to evidence our collectability assessment of aged customer receivables and evaluating the reasonableness and appropriateness of the estimated loss rates used to calculate the reserve for potential uncollectible receivables. As a result of these matters, we determined that our controls around revenue and accounts receivable policies and procedures were not effective as of December 31, 2021. While the errors related to these matters have been corrected and are properly reflected in our consolidated financial statements as of and for the year ended December 31, 2021, and while subsequent to December 31, 2021, we performed an analysis of our aged receivables and did not identify any additional material errors similar to the items identified above, we will not consider the identified material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively.

The identified material weakness could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and any annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and warrants. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our common stock listed on NYSE.

We have a number of large shareholders who have significant influence over us.

As of December 31, 2021, Prism Data, LLC and three Clairvest Group funds, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, and CEP V Co-Investment Limited Partnership, (Prism Data, LLC and the Clarirvest funds collectively, the “Majority Shareholders”) own securities representing a majority of the total outstanding voting interests in the Company’s capital stock. As long as the Majority Shareholders each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of the Board, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Majority Shareholders have entered into a Director Nomination Agreement that formalizes their agreement to vote in favor of each other’s director candidates.

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

Thus while not required, five of the Company’s seven directors are independent directors (as determined under the regulations of the NYSE), and the Board has an independent compensation committee (in addition to an independent audit committee). However, the Board does not have a nominating and governance committee. Rather, actions with respect to director nominations and corporate governance are taken by the full board.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2023, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of June 30, 2022, in which case we would no longer be an emerging growth company as of December 31, 2022. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

These characteristics may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company difficult or impossible because of the potential differences in accounting standards used.

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
•changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt; and
•the volume of shares of Class A Common Stock or Public Warrants available for public sale.

We may issue additional shares of Class A common Stock in the future, whether pursuant to our Warrants or otherwise, which would increase the number of shares in the public market and result in dilution to our stockholders.

As of the date of this Annual Report, we have public and private warrants outstanding to purchase up to an aggregate of 13,999,078 shares of Class A Common Stock. We also have the ability to initially issue additional shares under our 2020 Omnibus Incentive Plan (the “2020 Plan”). We may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Common Stock

Our Class A Common Stock trades on the New York Stock Exchange (“NYSE”) using the ticker symbol “DMS.” Our common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. As of March 14, 2022, there were 31 holders of record.

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.
Item 6. Reserved.

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
RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Years Ended December 31,
	2021	2020
Revenue by type:
Customer acquisition	95.7%	91.8%
Managed services	3.6%	7.2%
Software services	0.7%	1.0%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	59.3%	59.3%
Marketplace	52.4%	46.9%
Other	2.2%	2.8%
Corporate and other	(13.9)%	(9.0)%
Net revenue	100.0%	100.0%
Cost of revenue	70.1%	70.5%
Salaries and related costs	11.2%	10.0%
General and administrative	10.1%	9.0%
Depreciation and amortization	5.9%	5.4%
Acquisition costs	0.5%	1.4%
Change in fair value of contingent consideration	0.3%	—%
Income from operations	2.0%	3.6%
Interest expense	3.3%	4.1%
Change in fair value of warrant liabilities	(4.2)%	2.7%
Change in tax receivable agreement liability	(3.6)%	—%
Loss on debt extinguishment	0.5%	—%
Loss on disposal of assets	—%	—%
Net income (loss) before income taxes	6.0%	(3.2)%
Income tax expense	4.5%	0.9%
Net income (loss)	1.5%	(4.1)%
Net income (loss) attributable to non-controlling interest	0.9%	(1.5)%
Net loss attributable to Digital Media Solutions, Inc.	0.6%	(2.6)%

Operating Results for year ended December 31, 2021 and 2020
The following table presents the consolidated results of operations for the year ended December 31, 2021 and 2020 and the changes from the prior periods (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Net revenue	$427,935	$332,856	$95,079	29%
Cost of revenue	300,016	234,731	65,285	28%
Salaries and related costs	48,014	33,386	14,628	44%
General and administrative	43,049	30,020	13,029	43%
Depreciation and amortization	25,401	17,954	7,447	41%
Acquisition costs	1,967	4,814	(2,847)	(59)%
Change in fair value of contingent consideration	1,106	—	$1,106	100%
Income from operations	8,382	11,951	(3,569)	(30)%
Interest expense	14,166	13,740	426	3%
Change in fair value of warrant liabilities	(18,115)	8,840	(26,955)	(305)%
Change in tax receivable agreement liability	(15,289)	—	(15,289)	(100)%
Loss on debt extinguishment	2,108	—	2,108	100%
Loss on disposal of assets	8	—	8	100%
Net income (loss) before income taxes	$25,504	$(10,629)	$36,133	(340)%
Income tax expense	19,311	3,085	16,226	526%
Net income (loss)	$6,193	$(13,714)	$19,907	(145)%
Net income (loss) attributable to non-controlling interest	3,991	(5,018)	$9,009	(180)%
Net loss attributable to Digital Media Solutions, Inc.	$2,202	$(8,696)	$10,898	(125)%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior periods:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Brand Direct
Customer acquisition	$244,942	$179,682	$65,260	36%
Managed services	8,845	17,869	(9,024)	(51)%
Total Brand Direct	$253,787	$197,551	$56,236	28%
Marketplace
Customer acquisition	$224,158	$155,999	$68,159	44%
Other
Managed services	$6,471	$6,139	$332	5%
Software services	3,169	3,218	(49)	(2)%
Total Other	$9,640	$9,357	$283	3%
Corporate and Other
Customer acquisition	$(59,650)	$(30,051)	$(29,599)	98%
Total Customer acquisition	409,450	305,630	103,820	34%
Total Managed services	15,316	24,008	(8,692)	(36)%
Total Software services	3,169	3,218	(49)	(2)%
Total Net revenue	$427,935	$332,856	$95,079	29%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $65.3 million or 36% during the year ended December 31, 2021.

Customer acquisition revenue for Marketplace increased by $68.2 million or 44% during the year ended December 31, 2021. The increase in both the Brand Direct and Marketplace segments was primarily due to the migration of consumers to the online shopping experience, especially in the auto and health insurance verticals.

The Medicare Annual Enrollment Period (“AEP”) and under-65 health open enrollment period (“OEP”) which occurred during the fourth quarter and was led by the addition of Crisp Results, also served to bolster our performance, resulting in a record breaking year.

Advertisers are following the consumer. As consumers spend more time online, researching products and services, shopping and spending online, advertisers are increasing their spend on digital channels to connect with consumers where they are. And as a result of our effectiveness, advertiser clients spend more with us, which in turn allows us to deploy more media dollars, engage more consumers, grow our first-party data asset and deliver an enhanced return on investment (“ROI”).

The more our first-party data asset grows, the better we become at targeting and engaging consumers, and that leads to better ROI for our advertiser clients, which leads them to spending more with us.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $8.7 million or 36% during the year ended December 31, 2021. The decrease was primarily driven by lower third-party supplier leads.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue as a percentage of total revenue was considered insignificant during the year ended December 31, 2021.

Cost of revenue and gross profit. Cost of revenue primarily includes media and other related costs, such as the cost to acquire user traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, including advertising exchanges, and the direct technology costs that enable media acquisition. These media costs are used primarily to drive user traffic to the Company’s and our customers’ media properties. Cost of revenue also includes indirect costs such as data verification, hosting and fulfillment costs.

The following table presents the gross profit percentage (gross profit as a percentage of total net revenue) by segment and the changes from prior period:

	Years Ended December 31,
	2021	2020	PPTS Change
Brand Direct	24.2%	23.3%	0.9
Marketplace	27.0%	29.5%	-2.5
Other	63.2%	64.4%	-1.2
Total gross profit percentage	29.9%	29.5%	0.4

Gross profit for Brand Direct increased for the year ended December 31, 2021, primarily driven by substantial diversification in our distribution channels as we continue to scale and grow as well strong execution and strategic investments in technology, like DMS Voice, which allowed us to create efficiencies and reduce our cost of goods sold. The creation of DMS Voice enabled us to streamline and eliminate systems to result in better experiences for our publisher partners, advertiser clients and consumers and has added capabilities, which have resulted in revenue and margin improvements.

Gross profit for Marketplace decreased for the year ended December 31, 2021, primarily due to the expansion in the auto and health insurance business at compressed margins, as well as recent reduction of price paid per lead by several auto insurance and education customers, even as our media costs remained flat. Beginning in Q2, the auto insurance industry began to experience macro headwinds which increased throughout the year. By September, 14 of the 20 largest private auto insurers were experiencing double-digit declines in loss ratios. As a result, the carriers reduced their advertising spend through lower click prices, negatively impacting margins of DMS and our peers.

Gross profit for Other decreased for the year ended December 31, 2021, primarily due to changes in revenue mix and compressed lower profit margins.

Total gross profit slightly increased for the year ended December 31, 2021, as a result of the combined effect of market expansion, the strategic investment in DMS Voice (interactive voice recognition technology) and the recent acquisitions of AAP and Crisp which have higher margin profiles.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $14.6 million or 44% for the year ended December 31, 2021. The increase was primarily driven by stock-based compensation resulting from timing of the initial stock-based award made in Q4 2020 after company went public in July 2020. In addition, increases in headcount as a result of required expansion of our workforce to support the Company’s growth, as well as the addition of full-time employees from two acquisitions the Company completed in 2021 contributed to the increase.

As a relatively newly formed public company, we rightsized some of our corporate functions and invested in people, processes and technology to position, improve and sustain performance and comply with our fiduciary obligations; building a competitive and entrepreneurial workforce that helps ensure we have the critical skill sets that innovative minds and the passion for the continued implementation of sophisticated processes and technology; to measure, analyze and optimize while the sustained quality and accuracy remain top priorities.

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

General and administrative expenses increased $13.0 million or 43% for the year ended December 31, 2021. The increase was primarily driven by higher software and voice enabled technology expenses as well as an overall increase in insurance, legal and professional fees related to compliance, partially offset by a decrease in rental expense due to office closures.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense increased $7.4 million or 41% during the year ended December 31, 2021. The increase was primarily driven by acquired Intangible Assets associated with the Crisp Results and Aimtell/Aramis/PushPros (“AAP”) acquisitions as well as continued investments in internally developed software placed in service over the last two years.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs. Acquisition costs decreased $2.8 million or 59% during the year ended December 31, 2021. The decrease is primarily due to comparatively higher cost in 2020 resulting from the July 2020 Business Combination.

Contingent consideration changes in fair value of acquisition related to the purchases of Crisp Results and AAP increased $1.1 million or greater than 100% during the year ended December 31, 2021.

Change in fair value of warrant liabilities. The change in Fair Value of Warrant Liabilities represents the fair value remeasurement adjustments to the outstanding Private Placement Warrants issued in connection with the Business Combination. The change in fair value of the outstanding Private Placement Warrants decreased $18.1 million primarily due to the lower observed market pricing of DMS shares for the year ended December 31, 2021. (see Note 10. Fair Value Measurements).

Change in Tax Receivable Agreement Liability. For the year ended December 31, 2021 the company recorded an adjustment to our Tax Receivable Agreement (“TRA”) Liability resulting in a benefit of $15.3 million due to current expectations regarding the recoverability of the related business combination TRA deferred tax asset (discussed in Income tax expense below). Those expectations indicate it is more likely than not that due to historical book losses for the last 3-years at DMS LLC recoverability of a significant portion of the business combination TRA deferred tax asset is not both probable and estimable for the year ended December 31, 2021.

Interest expense. Interest expense increased by $0.4 million or 3% during the year ended December 31, 2021. The change in Interest expense for year ended December 31, 2021 primarily due to higher outstanding debt balance, which was partially offset by a decline in interest rates compared to the same period in the prior year. Our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021. Since May 25, 2021 our interest rate is based on LIBOR plus 5% (see Note 7. Debt).

Income tax expense. The Company recorded $19.3 million and $3.1 million income tax expense for the years ended December 31, 2021 and 2020. The blended effective tax rate for the year ended December 31, 2021 was 76% which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interests and the recognition of a valuation allowance on deferred tax assets related to the Business Combination. The blended effective tax rate for the year ended December 31, 2020 was (29)% which varied from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interests (see Note 14. Income Taxes).

Non-controlling interests. As a result of the Aimtell/PushPros/Aramis and Crisp Results acquisitions, our non-controlling interests own approximately 41.6% of the ownership interest of DMSH and we allocate their respective portion of net income or loss to the DMSH Units held by the non-controlling interests.

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

We use these financial measures internally to review the performance of our business units without regard to certain accounting treatments and non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relied primarily on its GAAP results and uses non-GAAP measures only as a supplement.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our underlying operations. Management believes this measure provides useful information because, while the majority of our business is comprised of lead generation contracts which are accounted for on a gross basis, a portion of our agency managed services contracts are accounted for on a net basis. In this regard, management believes that Adjusted Revenue provides useful information regarding operating performance across our business, without regard to the accounting treatment of individual contracts, and allows management to build forecasts on a consistent basis across the business.
Management further uses Adjusted Revenue to compare the performance of divisions within the Company against each other and to isolate our core operating performance. Notwithstanding the foregoing, however, management is discontinuing use of Adjusted Revenue going forward in 2022. Management believes that it is appropriate to do so at the current time given that the vast majority of our contracts are now accounted for on a gross basis. In addition, management believes that focusing on GAAP revenue will allow management, analysts and investors to focus on a single measure of revenue and simplify the Company’s disclosures going forward.
Adjusted Revenue is defined as revenue as reported under GAAP, without regard to netting of costs applicable to revenues earned under contracts that are deemed to be entered into on an agency basis. The following table provides a reconciliation of Adjusted Revenue to revenue, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
Net revenue	$427,935	$14,387	$442,322	$332,856	$7,801	$340,657
Cost of revenue	300,016	14,387	314,403	234,731	7,801	242,532
Gross profit	$127,919	$—	$127,919	$98,125	$—	$98,125
Gross profit margin	29.9%	—%	28.9%	29.5%	—%	28.8%
______________
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

Adjusted EBITDA is defined as net income (loss), excluding (a) interest expense, (b) income tax expense, (c) depreciation and amortization, (d) change in fair value of warrant liabilities, (e) debt extinguishment, (f) stock-based compensation, (g) change in tax receivable agreement liability, (h) restructuring costs, (i) acquisition costs, (j) other expense.

Unlevered Free Cash Flow is defined as Adjusted EBITDA, less capital expenditures, and Unlevered Free Cash Flow Conversion is defined as Unlevered Free Cash Flow divided by Adjusted EBITDA.

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net income, the most directly comparable GAAP measure (in thousands):

	Years Ended December 31,
	2021	2020
Net income	$6,193	$(13,714)
Adjustments
Interest expense	14,166	13,740
Income tax expense	19,311	3,085
Depreciation and amortization	25,401	17,954
Change in fair value of warrant liabilities (1)	(18,115)	8,840
Change in tax receivable agreement liability	(15,289)	—
Loss on debt extinguishment	2,108	—
Stock-based compensation expense	6,463	958
Restructuring costs	1,118	4,203
Acquisition costs (2)	3,073	4,814
Other expense (3)	6,744	5,702
Adjusted net income	$51,173	$45,582
Additional adjustments
Pro forma cost savings - Reorganization (4)	31	1,056
Pro forma cost savings - Acquisitions (5)	3,330	5,666
Acquisitions EBITDA (6)	2,711	400
Accounts reserved (7)	944	1,606
Adjusted EBITDA	$58,189	$54,310
Less: Capex	$9,114	$10,372
Unlevered free cash flow	$49,075	$43,938
Unlevered free cash flow conversion	84.3%	80.9%
______________
(1)Mark-to-market warrant liability adjustments.
(2)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(3)Balance includes legal fees associated with acquisitions, investor management fees and costs related to philanthropic initiatives, and private warrant transaction related costs.
(4)Costs savings as a result of the company reorganization initiated in Q2 2020.
(5)Cost synergies expected as a result of the full integration of the acquisitions.
(6)Pre-acquisition Adjusted EBITDA results from the Aimtell/Aramis/PushPro and Crisp, and SmarterChaos acquisitions during the years ended December 31, 2021 and 2020, respectively.
(7)For the year ended December 31, 2020, represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations. For the year ended December 31, 2021, represents bad debt expense associated with a specific strategic customer that we believe will be settled over time.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Years Ended December 31,
	2021	2020
Unlevered free cash flow	$49,075	$43,938
Capital expenditures	9,114	10,372
Adjusted EBITDA	$58,189	$54,310
Accounts reserved (1)	944	1,606
Acquisitions EBITDA (2)	2,711	400
Pro forma cost savings - Reorganization (3)	31	1,056
Pro forma cost savings - Acquisitions (4)	3,330	5,666
Adjusted net income	$51,173	$45,582
Acquisition costs (5)	3,073	4,814
Other expenses (6)	6,744	5,702
Stock-based compensation	6,463	958
Restructuring costs	1,118	4,203
Change in fair value of warrant liabilities (7)	(18,115)	8,840
Loss on debt extinguishment	2,108	—
Subtotal before additional adjustments	$49,782	$21,065
Less: Interest expense	14,166	13,740
Less: Income tax expense	19,311	3,085
Less: Change in tax receivable agreement liability - Consolidated statements of operations	(15,289)	—
Provision for bad debt	4,798	3,039
Loss from sales of assets	—	411
Loss on disposal of assets	8	—
Lease restructuring charges	542	4,203
Debt extinguishment	2,108	—
Stock-based compensation, net of amounts capitalized	6,393	958
Payment of contingent consideration	—	(1,000)
Amortization of debt issuance costs	1,379	936
Deferred income tax provision, net	16,459	(479)
Other	—	400
Change in fair value of contingent consideration	1,106	—
Change in fair value of warrant liability	(18,115)	8,840
Change in tax receivable agreement liabilities - Consolidated statements of cash flows	(16,402)	1,138
Change in income tax receivable and payable	(727)	—
Change in accounts receivable	(8,369)	(14,409)
Change in prepaid expenses and other current assets	(419)	(630)
Change in accounts payable and accrued expenses	(612)	8,742
Change in other liabilities	(956)	622
Net cash provided by operating activities	$18,787	$17,011
______________
(1)For the year ended December 31, 2020, represents certain unusual bad debt expenses related to potentially uncollectible receivables that resulted from the impact of the COVID-19 pandemic and an unexpected business interruption. Management has determined that these items are not indicative of normal operations. For the year ended December 31, 2021, represents bad debt expense associated with a specific strategic customer that we believe will be settled over time.
(2)Pre-acquisition Adjusted EBITDA results from the Aimtell/Aramis/PushPro and Crisp, and SmarterChaos acquisitions during the years ended December 31, 2021 and 2020, respectively.

(3)Costs savings as a result of the company reorganization initiated in Q2 2020.
(4)Cost synergies expected as a result of the full integration of the acquisitions.
(5)Balance includes business combination transaction fees and related payments on Company’s EIP, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(6)Balance includes legal fees associated with acquisitions, investor management fees and costs related to philanthropic initiatives, and private warrant transaction related costs.
(7)Mark-to-market warrant liability adjustments.

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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Years Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$6,193	$(13,714)
Net income (loss) attributable to DMSH prior to the Business Combination	—	(1,345)
Net income (loss) attributable to non-controlling interest	3,991	(5,018)
Net income (loss) attributable to Digital Media Solutions, Inc. - basic and diluted	$2,202	$(7,351)

Denominator:
Weighted average shares - basic	$35,249	$32,335
Add: dilutive effects of employee equity awards	389	—
Add: dilutive effects of public warrants	126	—
Weighted average shares - diluted	$35,764	$32,335

Net earnings (loss) per common share:
Basic	$0.06	$(0.23)
Diluted	$0.06	$(0.23)

	Years Ended December 31,
	2021	2020
Numerator:
Net income (loss) attributable to Digital Media Solutions, Inc. - basic and diluted	$2,202	$(7,351)
Add adjustments:
Change in fair value of warrant liabilities	(18,115)	8,840
Acquisition and related costs	3,073	1,658
Lease restructuring costs	1,118	4,157
Business combination expenses	3,330	3,157
Equity-based compensation	6,463	958
Accounts reserved	944	1,606
	$(3,187)	$20,376
Net income tax expense based on conversion of units	—	175
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - basic and diluted	$(985)	$13,200

Denominator:
Weighted-average shares outstanding - basic and diluted	$35,249	$32,335
Weighted-average average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,853	26,306
	61,102	58,641

Adjusted EPS - basic and diluted	$(0.02)	$0.23

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	December 31, 2021	December 31, 2020	$ Change	% Change
Cash	$26,394	$31,397	$(5,003)	(16)%
Availability under revolving credit facility	$50,000	$11,000	$39,000	355%
Total Debt	$217,755	$201,558	$16,197	8%

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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) Administrative Agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the year ended December 31, 2021, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, will be subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Cash flows from operating activities
Net cash provided by operating activities was $18.8 million for the year ended December 31, 2021 as compared to $17.0 million provided by operating activities in the year ended December 31, 2020. The increase is primarily attributable to an increase in sales year-over-year coupled with comparatively lower acquisition related expenses, partially offset by increases in expenses driven by higher headcount as a result of required expansion of our workforce to support the Company’s growth.

Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2021 increased by $21.1 million or 160% to $34.2 million from $13.2 million for the year ended December 31, 2020 primarily due to acquisitions of Aimtell/Aramis/PushPros and Crisp Results made during the year ended December 31, 2021.

Cash flows from financing activities
Net cash provided by financing activities for the year ended December 31, 2021 was $10.5 million, reflecting a decrease of $14.1 million or 57%, as compared to $24.5 million for the year ended December 31, 2020. This decrease was mainly due to the net effect of repayments of long-term debt and notes payable from borrowings incurred in connection with the establishment of our revolving credit facility.

For the years ended December 31, 2021 and 2020, our Unlevered Free Cash Flow conversion rate was 84.3% and 80.9%, respectively. The slight increase was primarily due to higher business performance.

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

Revenue recognition
The Company derives revenue primarily through the delivery of various types of services, including customer acquisition, managed services and software services. Effective January 1, 2019, the Company adopted the new revenue recognition standard using the modified retrospective method. The adoption of this new standard did not have a material impact on the measurement, recognition and disclosure of revenue in the Company’s consolidated financial statements.

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

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the corresponding amounts are recorded as unbilled revenue (i.e., contract assets) within Accounts receivable, net on the consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. A significant portion of the unbilled estimated revenue balance is finalized and invoiced to customers within sixty days following the period of service. Any remaining estimates are finalized and invoiced as billing totals are reconciled with the customer. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

Acquisitions
Under the acquisition method of accounting, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities are recorded as goodwill.

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

At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company also measures the fair values of all non-contractual contingencies if, as of the acquisitions date, it is more likely than not that the contingencies will give rise to assets or liabilities.

Acquisition related costs not considered part of the considerations are expensed as incurred and recorded in Acquisition costs within the consolidated statement of operations.

Contingent consideration
The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. Since the Company’s contingent consideration can be paid in cash or DMS Class A Common Stock, at the election of the Company, the Company classifies its contingent consideration as a liability. Contingent consideration payments related to acquisitions are measured at fair value at each reporting period using Level 3 unobservable inputs. The Company’s estimates of fair value are based upon projected cash flows, estimated volatility and other inputs which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in income from operations in the consolidated statements of operations.

Income taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. A valuation allowance will be recorded to reduce deferred tax assets to an amount that is anticipated to be realized on a more likely than not basis. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

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

DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax, except with respect to UE, which was acquired in November 2019. Because UE is treated as a corporation for U.S. federal income tax purposes, it is subject to entity-level U.S. federal income tax. As a result of the Business Combination, Blocker’s allocable share of earnings from DMSH is also subject to U.S. federal and state and local income taxes.

Tax Receivable Agreement
Through the completion of the 2020 tax return during the interim period ended September 30, 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance as of September 30, 2021, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

As of December 31, 2021, the Company recorded a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. As such, the Tax Receivable Agreement Liability of $15.3 million has been reversed through Income Before Taxes as a Change in Tax Receivable Agreement Liability. The remaining short-term Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

Valuation allowance for deferred tax assets
We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

Goodwill and other intangible assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cashflows, discount rates, asset lives and market multiples.

We review goodwill as of December 31st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 3 reporting units that were subject to the 2021 annual impairment testing. Our annual impairment review as of December 31, 2021 did not result in an impairment charge for any of our reporting units.

The fair value of each reporting unit for 2021 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 1 and 9 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

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

Private Placement Warrants
The Company’s Private Placement Warrants are accounted for under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity as they do not meet the criteria to be classified in stockholders’ equity. Since the Private Placement Warrants meet the definition of a derivative under ASC 815, we recorded these Private Placement Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. The Private Placement Warrants were valued using a Black-Scholes-Merton option pricing model as described in Note 10. Fair Value Measurements, to the consolidated financial statements. The changes in the fair value of the Private Placement Warrants may be material to our future financial results.
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

As of December 31, 2021 we had $223.9 million outstanding under our revolving credit facility, which had an effective rate of 6.29% for the year ended December 31, 2021.

Our credit facility references LIBOR as the benchmark interest rate for our debt and will continue to do so until LIBOR no longer supports rate information at various tenor’s used in our debt portfolio. Our credit facility provides an alternative benchmark interest rate using the Secured Overnight Financing Rate (“SOFR”) in the event LIBOR is no longer available. It is not expected that this change in rates will have a material impact on our financial position or results or operations, but we will continue to actively assess the related opportunities and risks involved in this transition.

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

Our financial statements for the fiscal years ended December 31, 2021 and 2020, and the reports thereon of the independent registered public accounting firms are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Digital Media Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Media Solutions, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Tampa, Florida
March 16, 2022

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,394	$31,397
Accounts receivable, net of allowances of $4,930 and $3,121, respectively	51,578	42,085
Prepaid and other current assets	3,698	2,943
Income tax receivable	2,078	474
Total current assets	83,748	76,899
Property and equipment, net	19,168	15,016
Goodwill	76,558	44,904
Intangible assets, net	66,228	46,447
Deferred tax assets	—	18,948
Other assets	889	206
Total assets	$246,591	$202,420
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$42,073	$37,191
Accrued expenses and other current liabilities	9,473	9,886
Current portion of long-term debt	2,250	7,967
Income taxes payable	103	1,413
Tax Receivable Agreement liability - current	1,310	510
Contingent consideration payable - current	7,370	—
Deferred acquisitions consideration payable - current	4,785	—
Total current liabilities	67,364	56,967

Long-term debt	215,505	193,591
Tax Receivable Agreement liability - non-current	—	15,760
Deferred tax liabilities	4,786	7,024
Private Placement Warrant liabilities	3,960	22,080
Contingent consideration payable - non-current	1,069	—
Other non-current liabilities	1,725	2,683
Total liabilities	294,409	298,105
Commitments and Contingencies (Note 16)
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at December 31, 2021	—	—
Class A Common Stock, $0.0001 par value, 500,000 shares authorized; 36,226 issued and outstanding at December 31, 2021	3	3
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and 25,699 outstanding at December 31, 2021	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	(25,239)	(48,027)
Retained earnings	(944)	(3,146)
Total stockholders' deficit	(26,177)	(51,167)
Non-controlling interest	(21,641)	(44,518)
Total deficit	(47,818)	(95,685)
Total liabilities and deficit	$246,591	$202,420
The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020

Net revenue	$427,935	$332,856
Cost of revenue (exclusive of depreciation and amortization shown separately below)	300,016	234,731
Salaries and related costs	48,014	33,386
General and administrative expenses	43,049	30,020
Depreciation and amortization	25,401	17,954
Acquisition costs	1,967	4,814
Change in fair value of contingent consideration liabilities	1,106	—
Income from operations	$8,382	$11,951
Interest expense	14,166	13,740
Change in fair value of warrant liabilities	(18,115)	8,840
Change in tax receivable agreement liability	(15,289)	—
Loss on debt extinguishment	2,108	—
Loss on disposal of assets	8	—
Net income (loss) before income taxes	$25,504	$(10,629)
Income tax expense	19,311	3,085
Net income (loss)	$6,193	$(13,714)
Net income (loss) attributable to non-controlling interest	3,991	(5,018)
Net loss attributable to Digital Media Solutions, Inc.	$2,202	$(8,696)

Weighted-average shares outstanding - basic	35,249	32,335
Weighted-average shares outstanding - diluted	35,764	32,335
Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic - per common shares	$0.06	$(0.23)
Diluted - per common shares	$0.06	$(0.23)

The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2019	—	—	—	—	—	—	—	—	$(106,258)	$(106,258)
Net loss	—	—	—	—	—	(7,351)	(7,351)	(5,018)	(1,345)	(13,714)
Member distributions	—	—	—	—	—	—	—	8	(170)	(162)
Proceeds and shares issued in the Business Combination and the Conversion (Note 2)	32,294	3	25,857	3	(50,846)	4,205	(46,635)	(40,647)	107,773	20,491
DMSH units issued in SmarterChaos acquisition (Note 8)	—	—	—	—	1,861	—	1,861	1,139	—	3,000
Stock-based compensation	—	—	—	—	958	—	958	—	—	958
Working capital adjustment related to Business Combination (Note 2)	99	—	142	—	—	—	—	—	—	—
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$—	$(95,685)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest	Members' Deficit
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$—	$(95,685)
Net income (loss)	—	—	—	—	—	2,202	2,202	3,991	—	6,193
Shares issued in connection with acquisition of Aramis, PushPros, and Aimtell (Note 6)	1,293	—	—	—	8,688	—	8,688	6,201	—	14,889
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	—	—	—	11,567	—	11,567	8,256	—	19,823
Exercise of warrants to issue Class A common stock	1	—	—	—	17	—	17	—	—	17
Prism shares redeemed and issued to Class A Common Stock	300	—	(300)	—	192	—	192	—	—	192
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	—	—	—	392	—	392	—	—	392
Directors and employee vested units issued	490	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,840	—	6,840	—	—	6,840
Distribution - Prism	—	—	—	—	—	—	—	(179)	—	(179)
Distribution - Clairvest	—	—	—	—	—	—	—	(17)	—	(17)
Distribution - Other (2)	—	—	—	—	—	—	—	(2)	—	(2)
Correction of Business Combination Tax Receivable Agreement	—	—	—	—	(322)	—	(322)	—	—	(322)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(4,707)	—	(4,707)	4,707	—	—
Other (4)	—	—	—	—	121	—	121	(80)	—	41
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$—	$(47,818)
(1) On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distribution to former owners of SmarterChaos.
(3) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the Sellers of SmarterChaos.
(4) Includes costs associated with the issuance of equity shares, other distribution costs, and other tax adjustments associated with the Tax Receivable Agreement.
The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$6,193	$(13,714)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	4,798	3,039
Depreciation and amortization	25,401	17,954
Loss from sales of assets	—	411
Loss on disposal of assets	8	—
Lease restructuring charges	542	4,203
Debt extinguishment	2,108	—
Stock-based compensation, net of amounts capitalized	6,393	958
Payment of contingent consideration	—	(1,000)
Amortization of debt issuance costs	1,379	936
Deferred income tax provision, net	16,459	(479)
Other	—	400
Change in fair value of contingent consideration	1,106	—
Change in fair value of warrant liability	(18,115)	8,840
Change in tax receivable agreement liabilities	(16,402)	1,138
Change in income tax receivable and payable	(727)	—
Change in accounts receivable	(8,369)	(14,409)
Change in prepaid expenses and other current assets	(419)	(630)
Change in accounts payable and accrued expenses	(612)	8,742
Change in other liabilities	(956)	622
Net cash provided by operating activities	$18,787	$17,011
Cash flows from investing activities
Additions to property and equipment	$(9,114)	$(10,372)
Acquisition of businesses, net of cash acquired	(25,129)	(2,799)
Other	—	10
Net cash used in investing activities	$(34,243)	$(13,161)
Cash flows from financing activities
Proceeds from Business Combination	—	29,278
Proceeds from issuance of long-term debt	220,840	2,253
Payments of long-term debt and notes payable	(200,977)	(5,641)
Proceeds from borrowings on revolving credit facilities	11,000	10,000
Payments of borrowings on revolving credit facilities	(15,000)	(11,000)
Payment of debt issuance costs	(3,565)	(189)
Tax withholding on share based awards	(994)	—
Payment of equity issuance	(493)	—
Payment of early termination	(188)	—
Proceeds from warrants exercised	11	—
Distribution to members	(196)	—
Other	15	(162)
Net cash provided by financing activities	$10,453	$24,539
Net change in cash	$(5,003)	$28,389
Cash, beginning of period	31,397	3,008
Cash, end of period	$26,394	$31,397

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$12,926	$13,255
Income taxes	$4,442	$3,940
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$11,903	$—
Stock-based compensation capitalized in property and equipment	$447	$—
Capital expenditures included in accounts payable	$410	$325
Issuance of equity for Aimtell/PushPros/Aramis, Crisp Results and SmarterChaos	$35,000	$3,000
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
As the Business Combination was structured as a reverse recapitalization, the historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and earnings (loss) per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.

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

The Company has organized its operations into three reportable segments. The Brand Direct reportable segment consists of services delivered against an advertiser’s brand, while the Marketplace reportable segment is made up of services delivered directly against the DMS brand. In the Other reportable segment, services offered by DMS include SaaS and digital media services that are managed on behalf of the customer (i.e., managed services).

Correction of Tax Receivable Agreement Liability as of Business Combination date

Through the completion of the 2020 tax return during the third quarter of 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional paid-in capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance in the current year, with the offset to Additional paid-in capital, which was consistent with the method to record the Deferred tax assets and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each impacted period.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC.

Principles of Consolidation

The Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker. Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 58.4% of the membership interest in DMSH, while the Sellers (as defined in Note 2. Business Combination) retained approximately 41.6% of the membership interest in DMSH (“non-controlling interests”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of private placement warrants, the allowance for doubtful accounts, stock-based compensation, fair value of intangibles acquired in business combinations, loss contingencies, contingent consideration liabilities, asset impairments, and deferred taxes and amounts associated with the Tax Receivable Agreement.

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

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued, revenue is recognized and the corresponding amounts are recorded as unbilled revenue (i.e., contract assets) within Accounts receivable, net on the consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. A significant portion of the unbilled estimated revenue balance is finalized and invoiced to customers within sixty days following the period of service. Any remaining estimates are finalized and invoiced as billing totals are reconciled with the customer. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

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

Accounts receivable, net

Accounts receivables are recorded net of the allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on factors including past write-offs, delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $4.9 million and $3.1 million, respectively, and bad debt expense was $4.8 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

Property and equipment, net

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment consist of computer and office equipment, furniture and fixtures and leasehold improvements, which are depreciated on a straight-line basis over the estimated useful lives of the assets.

Costs for websites and internal-use software are capitalized as Property and Equipment, net on the Consolidated Balance Sheets during the preliminary project and application stages. Any initial research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, general and administrative or overhead costs are expensed as incurred. Qualified costs incurred during the operating stage of our websites and software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, websites and internal‑use software are expensed as incurred.

Capitalized software development costs are amortized on a straight line basis over the estimated useful life or 3 years, whichever is shorter. Website and software development costs that do not qualify for capitalization are expensed as incurred - through salaries and related costs for employees time or through cost of goods sold for 3rd party maintenance efforts, which are recorded in Salaries and related costs or in General and administrative expenses, respectively, within the consolidated statements of operations. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including estimated economic life.

Management regularly assesses the carrying value of its long-lived assets to be held and used, including property and equipment and intangible assets, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If such events or circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of estimated fair value.

Goodwill and other intangible assets

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cashflows, discount rates, asset lives and market multiples.

We review goodwill as of December 31st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 3 reporting units that were subject to the 2021 annual impairment testing. Our annual impairment review as of December 31, 2021 did not result in an impairment charge for any of our reporting units.

The fair value of each reporting unit for 2021 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 1 and 9 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, royalty rates, weighted average costs of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the reporting unit’s fair value.

Intangible assets with definite lives are amortized based on the estimated consumption of the economic benefit over their estimated useful lives.

For additional information on goodwill, see Note 6. Goodwill and Intangible Assets.

Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. An estimated liability is recorded for those proceedings and claims when the loss from such proceedings and claims becomes probable and reasonably estimable. Outstanding claims are reviewed with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The risk of loss is reassessed each period and as new information becomes available, liabilities are adjusted as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position but could possibly be material to the consolidated results of operations or cash flows for any one period.

Acquisitions

Under the acquisition method of accounting, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities are recorded as goodwill.

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

At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company also measures the fair values of all non-contractual contingencies if, as of the acquisitions date, it is more likely than not that the contingencies will give rise to assets or liabilities.

Acquisition related costs not considered part of the considerations are expensed as incurred and recorded in Acquisition costs within the consolidated statement of operations.

Contingent consideration

The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. Since the Company’s contingent consideration can be paid in cash or DMS Class A Common Stock, at the election of the Company, the Company classifies its contingent consideration as a liability. Contingent consideration payments related to acquisitions are measured at fair value at each reporting period using Level 3 unobservable inputs. The Company’s estimates of fair value are based upon projected cash flows, estimated volatility and other inputs which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in income from operations in the consolidated statements of operations.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In most cases, the exit price and transaction (or entry) price will be the same at initial recognition. In the Company’s case, the fair value of financial instruments approximates fair value.

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

Private Placement Warrants Liabilities

The Company Private Placement Warrants are not redeemable by the Company so long as they are held by Sponsor or its permitted transferees. Sponsor, or its permitted transferees, has the option to exercise the Company Private Placement Warrants on a cashless basis. Except for the forgoing, the Company Private Placement Warrants have terms and provisions that are identical to those of the Company Public Warrants. If the Company Private Placement Warrants are held by holders other than Sponsor or its permitted transferees, the Company Private Placement Warrants will be redeemable by Company and exercisable by the holders on the same basis as the Company Public Warrants. See Note 11. Equity for description of the Public Warrants’ terms.

Because the Company’s Private Placement Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, they meet the definition of a derivative under ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) at each reporting date. The Company estimates the Private Placement Warrants fair value using a Black-Scholes-Merton option pricing model using a combination of the historical share price volatility of the Company’s and other similar companies’ share prices and the implied volatility of the public warrants, market price and exercise price and the remaining life of the Private Placement Warrants.

Advertising costs

All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the years ended December 31, 2021 and 2020 were $11.3 million and $1.2 million, respectively, and were included in General and administrative expenses within the consolidated statements of operations.

Stock-based compensation

Stock-based compensation is measured using the grant-date fair value of the award of equity instruments, including stock options and restricted stock units (“RSUs”). The expense is recognized over the requisite service period and forfeitures are recognized as incurred.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility in the fair market value of the Company’s common stock, a risk-

free interest rate and expected dividends. The Company uses the simplified calculation of expected life as the contractual term for options of 10 years is longer than the Company has been publicly traded. The Company does not have enough historical perspective to estimate the volatility of its publicly traded shares in regards to the valuation of its stock options awarded to employees. The Company’s common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution.

During the year ended December 31, 2020, the Company began granting RSUs to its employees and directors. RSUs have a service-based vesting conditions, which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over three to four years, depending on the award, with a cliff vesting period on the anniversary of the award. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. A valuation allowance will be recorded to reduce deferred tax assets to an amount that is anticipated to be realized on a more likely than not basis. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

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

DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax, except with respect to UE, which was acquired in November 2019. Because UE is treated as a corporation for U.S. federal income tax purposes, it is subject to entity-level U.S. federal income tax. As a result of the Business Combination, Blocker’s allocable share of earnings from DMSH is also subject to U.S. federal and state and local income taxes.

Tax Receivable Agreement

In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded an initial deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheet.

Valuation Allowances for Deferred Tax Assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the deferred tax assets requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income. (See Note 14. Income taxes).

Earnings per share

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc., adjusted for the assumed exchange of all potentially dilutive securities, including the Private Placement Warrants’ fair value adjustments recognized in earnings, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities, to the extent their inclusion is dilutive to earnings per share.

New Accounting Standards

Accounting Standards Recently Adopted
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

Accounting Standards Not Yet Adopted
The Company qualifies as an “emerging growth company” and has elected to adhere to the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In February 2016, the FASB issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification, and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We are currently evaluating the impact on our consolidated balance sheets, recognizing assets and related lease liabilities, which may or may not have a material impact on the Company’s Consolidated Financial Statements.

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
•DMS Inc. purchased all of the issued and outstanding common stock of Blocker and a portion of the units of DMSH held by Prism and Clairvest Direct Seller. Those DMSH membership interests were then immediately contributed to the capital of Blocker in exchange for aggregate consideration to the Sellers of $57.3 million in cash, 25,857,070 shares of Class B common stock, 2.0 million warrants to purchase Class A Common Stock, and 17,937,954 shares of Class C Common Stock. Refer to Note 11. Equity for a description of the Company’s Common Stock.
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
•DMS Inc. issued 2.0 million Private Placement Warrants in exchange for previously held warrants in Leo, and an additional approximate 10.0 million Public Warrants were issued in exchange for the warrants offered and sold by Leo in its initial public offering. Refer to Notes 10. Fair Value Measurements and 11. Equity for a description of the Company’s Private Placement and Public Warrants, respectively.
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
•In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded an initial deferred tax asset and income tax receivable of $20.1 million and $199 thousand, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional Paid-in Capital of $4.0 million in the consolidated balance sheet.

Through the completion of the 2020 tax return during the interim period ended September 30, 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year.

As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance as of September 30, 2021, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

As of December 31, 2021, the Company recorded a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory as of December 31, 2020, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. See Note 14. Income taxes for further details.

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

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Year Ended December 31, 2021
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$244,942	$224,158	$—	$(59,650)	$409,450
Managed services	8,845	—	6,471	—	15,316
Software services	—	—	3,169	—	3,169
Total Net revenue	$253,787	$224,158	$9,640	$(59,650)	$427,935

	Year Ended December 31, 2020
	Brand Direct	Marketplace	Other	Intercompany eliminations	Total
Net revenue:
Customer acquisition	179,682	155,999	—	(30,051)	305,630
Managed services	17,869	—	6,139	—	24,008
Software services	—	—	3,218	—	3,218
Total Net revenue	$197,551	$155,999	$9,357	$(30,051)	$332,856

Contract balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2021 and 2020, the balance of deferred revenue was $1.8 million and $1.7 million, respectively, and recorded “Accrued expenses and other current liabilities” on the audited consolidated balance sheets. We expect the majority of the deferred revenue balance at December 31, 2021 to be recognized as revenue during the following quarter.

When there is a delay between the completion of our performance obligations and when a customer is invoiced, revenue is recognized and recorded as unbilled revenue (i.e. contract assets) within Accounts receivable, net on the consolidated balance sheets. As of December 31, 2021 and 2020, unbilled revenue included in accounts receivable was $2.9 million and $1.8 million, respectively. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (leads delivered), net of the amount tracked and subsequently confirmed by customers. Substantially all amounts included within the unbilled revenue balance are invoiced to customers within the month directly following the period of service.

For the year ended December 31, 2021, one customer accounted for approximately 13.5%of our total revenues. For the year ended December 31, 2020, no customer accounted for more than 10% of our total revenues.

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

The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Years Ended December 31,
	2021	2020
Net revenue	$427,935	$332,856
Brand Direct	253,787	197,551
Marketplace	224,158	155,999
Other	9,640	9,357
Intercompany eliminations	(59,650)	(30,051)
Cost of revenue	300,016	234,731
Brand Direct	192,479	151,526
Marketplace	163,637	109,921
Other	3,550	3,335
Intercompany eliminations	(59,650)	(30,051)
Gross profit	$127,919	$98,125
Brand Direct	61,308	46,025
Marketplace	60,521	46,078
Other	6,090	6,022
Salaries and related costs	48,014	33,386
General and administrative expenses	43,049	30,020
Depreciation and amortization	25,401	17,954
Acquisition costs	1,967	4,814
Contingent consideration changes in fair value of acquisition	1,106	—
Income from operations	$8,382	$11,951

NOTE 5. PROPERTY AND EQUIPMENT

The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

		December 31,
	Useful Lives	2021	2020
Computers and office equipment	3 years	$2,467	$1,684
Furniture and fixtures	5 years	437	305
Leasehold improvements	7 years	385	320
Software development costs	3 years	28,272	18,913
Total		31,561	21,222
Less: Accumulated depreciation and amortization		(12,393)	(6,206)
Property and equipment, net		$19,168	$15,016

Depreciation and amortization expense for property and equipment for the years ended December 31, 2021 and 2020 was $6.2 million and $3.7 million, respectively, included in our consolidated statements of operations.

As of December 31, 2021 and 2020, the unamortized balance of capitalized software development costs was $16.7 million and $14.0 million, respectively. Amortization of capitalized software development costs for the years ended December 31, 2021 and 2020 was $5.5 million and $3.0 million, respectively, included in depreciation and amortization of our consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Other	Total
Balance, December 31, 2019	$8,616	$32,660	$550	$41,826
Additions (Note 8)	—	—	3,078	3,078
Balance, December 31, 2020	8,616	32,660	3,628	44,904
Additions (Note 8)	9,760	21,894	—	31,654
Balance, December 31, 2021	$18,376	$54,554	$3,628	$76,558

The carrying amount of goodwill for all reporting units had no accumulated impairments as of December 31, 2021 and December 31, 2020.

Intangible assets, net

Finite-lived intangible assets, net consisted of the following (in thousands):

		December 31, 2021			December 31, 2020
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	3 to 5	$51,946	$(29,929)	$22,017	$48,008	$(21,454)	$26,554
Customer relationships	2 to 9	49,273	(13,076)	36,197	21,794	(6,749)	15,045
Brand	1 to 7	12,109	(4,575)	7,534	4,295	(961)	3,334
Non-competition agreements	3	1,898	(1,418)	480	2,105	(591)	1,514
Total		$115,226	$(48,998)	$66,228	$76,202	$(29,755)	$46,447

Amortization expense for finite-lived intangible assets is recorded on a straight-line basis. Amortization expense related to finite-lived intangible assets was $19.1 million and 14.2 million for the year ended December 31, 2021 and 2020, respectively.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2022	2023	2024	2025	2026 and Thereafter
Amortization expense	$19,398	$16,366	$13,792	$6,564	$10,108

Impairment analysis

For the year ended December 31, 2021, the fair value of the Company's goodwill exceeded the carrying value of the reporting units, and there were no other events or changes in circumstances to indicate that goodwill or intangible assets were impaired.

NOTE 7. DEBT
The following table presents the components of outstanding debt (in thousands):

	December 31, 2021	December 31, 2020
Term loan	$223,875	$190,541
Revolving credit facility	—	4,000
Delayed draw term loan	—	8,236
Notes payable	—	1,074
Total debt	223,875	203,851
Less: Unamortized debt issuance costs (1)	(6,120)	(2,293)
Debt, net	217,755	201,558
Less: Current portion of long-term debt	(2,250)	(7,967)
Long-term debt	$215,505	$193,591
__________
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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, will be subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) Administrative Agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the year ended December 31, 2021, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility will be amortized over the term of the loan consistent with the effective interest method. As of December 31, 2021, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. The $0.8 million unamortized debt issuance cost associated with the undrawn Revolving Facility is classified and amortized as a long-term asset.

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

The Company recognized a loss on debt extinguishment of $2.1 million during the year ended December 31, 2021, which primarily included accelerated amortization of deferred financing costs, legal fees and early termination fee. The loss recognized is presented as “Debt Extinguishment” in the consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at December 31, 2021:

(in thousands)
2022	$2,250
2023	2,250
2024	2,250
2025	2,250
2026 and thereafter	214,875
Total debt	$223,875

NOTE 8. ACQUISITIONS
Crisp Results
On April 1, 2021, the Company completed a transaction to purchase the assets of Crisp Marketing, LLC (“Crisp Results” or “Crisp”). Crisp Results is a digital performance advertising company that connects consumers with brands within the insurance sector, with primary focus on the Medicare insurance industry. Crisp Results is known for providing predictable, reliable, flexible and scalable customer acquisition solutions, supporting large brands with a process that combines data, design, technology and innovation.

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 1.6 million Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration to be earned over the 12 months following the acquisition, subject to the achievement of certain milestones, and a $5.0 million deferred payment, to be paid 18 months after the acquisition date.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we have made adjustment to the initial and subsequent fair value of our intangible asset, goodwill, contingent consideration and working capital. The impact of these adjustments are as follows (in thousands):

Crisp Results	Original Acquisition Date Fair Value	Revised Acquisition Date Fair Value	Fair Value Mark-to-Market changes	Fair Value as of December 31, 2021
Goodwill	$17,370	$21,894	$—	$21,894
Intangible Assets:
Technology	$—	$—	$—	$—
Customer relationships	$26,000	$19,600	$—	$19,600
Brand	$5,100	$7,400	$—	$7,400
Non-competition agreements	$—	$—	$—	$—

Contingent Consideration	$4,763	$5,186	$2,184	$7,370

Working Capital	$1,018	$1,018	$—	$1,018

As of April 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was recorded at $4.8 million, and the deferred consideration was $4.6 million. Subsequently, after the acquisition date, the initial fair value of the contingent consideration was revised to $5.2 million. As of December 31, 2021, the revised contingent consideration earnout value increased $2.2 million to a total of $7.4 million, and the present value of the deferred consideration increased $0.2 million to a total of $4.8 million. The contingent consideration and deferred payment can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.8 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the consolidated operations during the year ended December 31, 2021. Additionally, we incurred $0.2 million of equity issuance costs, offsetting the $20 million 1.6 million share issuance in the equity for Crisp Results.

The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of April 1, 2021. Under Accounting Standards Codification 805 (“ASC 805”), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. Fair value of Crisp Results brand was determined using the Relief from Royalty Method, and the fair value of customer relationships was determined using the Multi Period Excess Earnings Method.

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Crisp Results and is included in the Marketplace reportable segment. Goodwill is expected to be deductible for tax purposes. Intangible assets primarily consist of brand and customer relationships with an estimated useful life of seven years for brand and six years for customer relationships.

Aimtell, PushPros and Aramis

On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions that connect consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.

The company paid consideration of $20.0 million upon closing of the transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million. The transaction also includes up to $15.0 million in contingent consideration to be earned over the three years following the acquisition, subject to the achievement of certain milestones. The contingent consideration can be paid in cash or Class A Common Stock at the election of the Company.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we have made adjustment to the initial and subsequent fair value of our intangible asset, goodwill, contingent consideration and working capital. The impact of these adjustments are as follows (in thousands):

Aimtell, PushPros, and Aramis	Original Acquisition Date Fair Value	Revised Acquisition Date Fair Value	Fair Value Mark-to-Market changes	Fair Value as of December 31, 2021
Goodwill	$4,853	$9,761	$—	$9,761
Intangible Assets:
Technology	$10,500	$3,900	$—	$3,900
Customer relationships	$7,920	$7,690	$—	$7,690
Brand	$226	$208	$—	$208
Non-competition agreements	$117	$83	$—	$83

Contingent Consideration	$4,925	$2,147	$(1,078)	$1,069

Working Capital	$1,404	$944	$—	$944

As of February 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was recorded at $4.9 million. Subsequently, after the acquisition date, the initial fair value of the contingent consideration earnout was revised to $2.1 million. As of December 31, 2021, the contingent consideration earnout fair value decreased $1.0 million to a total of $1.1 million. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

In conjunction with this acquisition, we incurred approximately $0.6 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the audited consolidated statements of operations during the year ended December 31, 2021.

The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand, technology and customer relationships of the acquired business. Fair value of Aimtell, PushPros technology was determined using the Multi Period Excess Earnings Method; fair value of Aramis customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of Aimtell, PushPros cusotmer relationships was determined using the excess earnings method with distributor inputs..

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of Aimtell, Aramis and PushPros and is included in the Brand Direct reportable segment. Goodwill is expected to be deductible for Aramis and PushPros for tax purposes. Intangible assets primarily consist of technology and customer relationships with an estimated useful life of four years for technology, and four to six years for customer relationships. Accounting remains open for working capital adjustments and final fair value calculations due to the timing and complexity of the acquisition transaction.

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

DMSH issued the SmarterChaos sellers approximately 307,000 DMSH Units, which were convertible to Class A Common Stock, with an aggregate total value of $3.0 million based on the Company’s Class A Common Stock price on July 15, 2020. The SmarterChaos sellers also became parties to the Amended Partnership Agreement.

In conjunction with this acquisition, during the third quarter of 2020, we incurred approximately $0.4 million of legal and other acquisition-related expenses, which were recorded as Acquisition costs in the audited consolidated statements of operations.

On June 30, 2021, SmarterChaos sellers elected to redeem 154,000 DMSH units. We elected to exchange those for shares of Class A Common Stock, with an aggregate capital contribution to DMSH of approximately $3.0 million.

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

Net assets and liabilities acquired from the 2020 and 2021 acquisitions consist of the following (in thousands):

	Expected Useful Life	SmarterChaos	Aimtell, PushPros and Aramis	Crisp Results
		2020	2021	2021
Goodwill		$3,078	$9,761	$21,894
Technology	4	—	3,900	—
Customer relationships	4 to 6	2,500	7,690	19,600
Accounts receivable		576	3,100	2,610
Brand	1 to 7	277	208	7,400
Non-competitive agreements	3	—	83	—
Property and equipment	3 to 5	28	250	220
Accounts payable		(1,156)	(2,887)	(1,593)
Other assets acquired and liabilities assumed, net (1)		496	740	1
Net assets and liabilities acquired		$5,799	$22,845	$50,132

(1) Other assets acquired and liabilities assumed, net includes Prepaids and other current assets, partially offset by other current liabilities (i.e., Travel and expense payables, payroll liabilities, tax liabilities).

The weighted average amortization period for Aimtell, PushPros and Aramis acquisition technology is 4 years, customer relationships is 4.1 years, brand is 2.1 years and non-compete agreements is 3 years. The weighted average amortization period for Crisp Results acquisition customer relationships is 6 years, and brand is 7 years. In total, the weighted average amortization period for Aimtell, PushPros and Aramis is 4 years and Crisp Results is 5.6 years.

The following schedule represents the amounts of net revenue and net loss from operations related to 2021 acquisitions which have been included in the audited consolidated statements of operations for the periods indicated subsequent to the acquisition date (in thousands):

	Year Ended December 31, 2021
	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$21,083	$25,637
Net loss from operations	(4,661)	(1,042)
Pro Forma Information
The following audited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies’ operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under our ownership and operation.

	Years Ended December 31, 2021
(In thousands)	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$23,093	$34,035
Net (loss) income from operations	$(4,436)	$257

	Years Ended December 31, 2020
(In thousands)	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$26,330	$29,811
Net income from operations	$5,085	$5,853

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

Termination of office lease and other related costs include lease and termination of fixed assets, employee training, relocation and facility costs. These costs are recorded in General and administrative expenses in the audited consolidated statements of operations.

During the year ended December 31, 2020, due to the economic environment caused by the COVID-19 pandemic, the Company entered into negotiations with landlords to terminate lease agreements, for twelve different properties, for a total of approximately 62,113 square feet of office space located in Canada and the United States. The termination of the leases reduced cash needs by approximately $1.9 million over the remaining life of the original leases through April 30, 2025. As of December 31, 2020, the Company concluded negotiations on three properties and agreed to make payments to the landlord totaling approximately $0.4 million in release of all future obligations under the leases. We recorded a reserve of approximately $3.6 million as a result of the cease use of certain leased properties (included in the future minimum lease payments below), which was included in General and administrative expenses in the consolidated statements of operations during the year ended December 31, 2020. As of December 31, 2020, $1.7 million is accrued for within Accrued expenses and other current liabilities and $1.9 million is accrued for within Other non-current liabilities, on the consolidated balance sheets. For the year ended December 31, 2021, the total balance of the reserve is $2.5 million, with $0.9 million within Accrued expenses and other current liabilities and $1.6 million is accrued for within Other non-current liabilities, on the consolidated balance sheet.

During 2021, the Company has continued its negotiations with landlords to terminate lease agreements. One new lease was added to the restructuring lease liability through acquisition of Crisp Results in the second quarter of 2021, resulting in five properties for approximately 57,469 square feet of office space located in the United States that are currently in negotiations.

The change in liability for the restructuring costs for the years ended December 31, 2021 and 2020, respectively, was as follows:

(in Thousands)
Beginning balance at January 1, 2020	$—
Valuation adjustments	3,853
Lease payments	(238)
Lease accretion	37
Ending balance at December 31, 2020	$3,652
Valuation adjustments	373
Lease payments	(1,683)
Lease accretion	174
Ending balance at December 31, 2021	$2,516

The rental expense for the years ended December 31, 2021 and 2020 was $1.0 million and $2.0 million, respectively.
At December 31, 2021, the future minimum lease payments for the Company were comprised of the following (in thousands):

Year Ending Years Ended December 31,:
2022	$1,869
2023	1,707
2024	1,899
2025	546
Total	$6,021

NOTE 10. FAIR VALUE MEASUREMENTS

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amounts of our cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable, approximate fair value because of the short-term maturity of those instruments.

Private Placement Warrants - We record the fair value of the Private Placement Warrants as a liability in the Company’s consolidated balance sheet as of December 31, 2021 and 2020, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement. As of December 31, 2021, the Company has approximately 4.0 million Private Placement Warrants outstanding.

December 31, 2021
Private Placement Warrants Fair Value Per Share	$0.99
Private and Public Placement Warrant valuation inputs:
Stock price	$4.78
Strike price	$11.50
Remaining contractual term in years	3.54
Estimated volatility	60.0%
Dividend yield	0.0%
Risk free interest rate	1.05%

Contingent consideration payable related to acquisitions

The fair value of the contingent consideration payable for the Aimtell, PushPros, Aramis and Crisp Results acquisitions (described in Note 8 Acquisitions) were determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Acquisition costs on the statement of operations. There was no contingent consideration payable at December 31, 2020.

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
CYE2021 Revenue - Actual	$7,193,881
CYE2022 Revenue - Expectations	$11,259,147
CYE2023 Revenue - Expectations	$14,636,891
CYE2022 Risk Adjusted Revenue	$10,883,930
CYE2023 Risk Adjusted Revenue	$13,224,456
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	7.25%
Risk free / Credit risk	6.5%
Days gap from period end to payment	90

Aramis
CYE2022 Earnout Successful Probability	99.0%
Iteration (actual)	100,000
Risk free / Credit risk	6.5%
Days gap from period end to payment	90

Crisp Results
EBITDA Historical - 9 Months	7,749,580
EBITDA Expectations - 3 Months	1,800,000
Risk adjusted EBITDA	1,768,807
EBITDA volatility	60%
Iterations (actual)	100,000
Risk adjustment discount rate	16.5%
Risk free / Credit risk	6.5%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrant Liabilities	Total liabilities	$—	$—	$22,080	$22,080
Total		$—	$—	$22,080	$22,080

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Warrant Liabilities	Total liabilities	$—	$—	$3,960	$3,960
Contingent consideration - current	Contingent consideration payable			$7,370	$7,370
Contingent consideration -non-current	Contingent consideration payable	$—	$—	$1,069	$1,069
Total		$—	$—	$12,399	$12,399

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Contingent Consideration
Beginning January 1, 2020	$—	$1,000
Additions	13,240	—
Changes in fair value	8,840	—
Settlements	—	(1,000)
Balance December 31, 2020	22,080	—
Additions	—	7,333
Changes in fair value	(18,115)	1,106
Settlements	(5)	—
Ending December 31, 2021	$3,960	8,439

NOTE 11. EQUITY

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 600,000,000 shares of common stock, par value $0.0001 per share, of the DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, and (iii) 40,000,000 shares of Class C Common Stock, and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share, of the DMS Inc. (“Company Preferred Stock”). At December 31, 2021, there were 36,225,611 shares of Class A Common Stock outstanding and 25,699,464 shares of Class B Stock outstanding.

Company Common Stock

The following table sets forth the Company’s common stock by class at December 31, 2021:

	December 31, 2021		December 31, 2020
Class	Total Shares	Ownership %	Total Shares	Ownership %
Class A Common Stock	36,225,611	58.5%	32,392,576	55.5%
Class B Common Stock	25,699,464	41.5%	25,999,464	44.5%
Total Common Stock	61,925,075	100%	58,392,040	100%

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

Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock. Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At December 31, 2021, there were no shares of Class C Common Stock outstanding.

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

Retirement of Class B Common Stock
In the event that (i) any DMSH Unit is consolidated or otherwise cancelled or retired or (ii) any outstanding share of Class B Common Stock held by a holder of a corresponding DMSH Unit otherwise ceases to be held by such holder, in each case, whether as a result of exchange, reclassification, redemption or otherwise (including in connection with the Redemption Right and the Exchange Option as described above), then the corresponding share(s) of Class B Common Stock, if any, or such share of Class B Common Stock (in the case of (ii)) will automatically and without further action on the part of the Company or any holder of Class B Common Stock be transferred to the Company for no consideration and thereupon will be retired and restored to the status of authorized but unissued shares of Class B Common Stock.

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

Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company has the right, at the Company’s option, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted. As of December 31, 2021, there were no Class C Common Stock issued and outstanding.

Transfers
The holders of shares of Class B Common Stock will not transfer such shares other than as part of a concurrent transfer of an equal number of DMSH Units, in each case made to the same transferee in accordance with the restrictions on transfer contained in the Amended Partnership Agreement.

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

The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2021 and 2020, there were no shares of preferred stock issued.

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

At December 31, 2021 and 2020, approximately 10.0 million Public Warrants were outstanding.

Non-controlling Interests

The non-controlling interests represent the membership interests in DMSH held by holders other than the Company. Changes to ownership interests in DMSH while the controlling interests in DMSH is retained will be accounted for as equity transactions. As such, future redemptions or direct exchanges of the Company’s Interests in DMSH by the other members of the Company will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interests held by Prism, Clairvest Direct Seller and the SmarterChaos sellers as non-controlling interests.

The following table summarizes the ownership interest in DMSH as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Interests	Ownership %	Interests	Ownership %
Number of Interests held by DMS, Inc.	36,225,611	58.4%	32,392,576	55.5%
Number of Interests held by non-controlling interests holders	25,853,152	41.6%	25,999,464	44.5%
Total Interests Outstanding	62,078,763	100.0%	58,392,040	100.0%
The following table summarizes the effects of changes in ownership in DMS, Inc. on our equity during the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net income (loss) attributable to DMS, Inc. shareholders	$2,202	$(8,696)
Transfers to (from) non-controlling interests due to:
DMSH units issued in SmarterChaos acquisition (Note 8)	—	103
Shares issued in connection with acquisition of Aramis, PushPros, and Aimtell (Note 6)	(1,589)	—
Exercise of warrants to issue Class A common stock	(1)	—
Shares issued in connection with acquisition of Crisp Results (Note 6)	(1,960)	—
Prism shares redeemed and issued to Class A Common Stock	(369)	—
SmarterChaos DMSH units redeemed and issued to Class A Common Stock	(189)	—
Stock-based compensation - Vested & Exercised	(602)	—
Net transfers to (from) non-controlling interests	(4,710)	103
Change from net income attributable to DMS Inc. shareholders and transfers to (from) noncontrolling interest	$(2,508)	$(8,593)

On July 15, 2020, upon the close of the Business Combination, the Prism and Clairvest Direct Seller combined ownership percentage in DMSH was 44.5%. On July 16, 2020, DMSH issued approximately 307 thousand additional DMSH Units to the sellers in the SmarterChaos acquisition, which are included in the non-controlling interest. On October 22, 2020, the Company issued additional 142 thousand shares of Class B Common Stock to Prism and Clairvest Direct Seller, upon a post-closing Business Combination working capital adjustment. On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.

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

Amended Partnership Agreement

Pursuant to the Amended Partnership Agreement, the non-controlling interests (as defined in the Amended Partnership Agreement) have the right to redeem their DMSH Units for cash (based on the market price of the shares of Class A Common Stock) or, at the Company’s option, the Company may acquire such DMSH Units (which DMSH Units are expected to be contributed to Blocker) in exchange for cash or Class A Common Stock (a “Redemption”) on a one-for-one basis (subject to customary conversion rate adjustments, including for stock splits, stock dividends and reclassifications), in each case subject to certain restrictions and conditions set forth therein, including that any such Redemption be for an amount no less than the lesser of 10,000 DMSH Units or all of the remaining DMSH Units held by such Non-Blocker Member. In the event of a change of control transaction with respect to a Non-Blocker Member, DMSH will have the right to require such Non-Blocker Member to effect a Redemption with respect to all or any portion of the DMSH Units transferred in such change of control transaction. In connection with any Redemption a number of shares of Class B Common Stock will automatically be surrendered and cancelled in accordance with the Company Certificate of Incorporation.

Tax Receivable Agreement
Through the completion of the 2020 tax return during the interim period ended September 30, 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance as of September 30, 2021, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

As of December 31, 2021, the Company recorded a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. As such, the Tax Receivable Agreement Liability of $15.3 million has been reversed through Income Before Taxes as a Change in Tax Receivable Agreement Liability. The remaining short-term Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs. For further details, see Note 14. Income Taxes.

Management Agreement

Prior to the Business Combination, the Management Agreement included consideration for various management and advisory services, where DMSH made payment to one of its members a quarterly retainer of $50 thousand plus any out-of-pocket expenses. The total expense for the year ended December 31, 2020 was $0.1 million, which was recorded in General and administrative expenses in the consolidated statements of operations. The management agreement was terminated in connection with the Business Combination.

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

DMSH Member Tax Distributions

For the years ended December 31, 2021 and 2020, tax distributions to members of DMSH were $0.2 million and $0.2 million, respectively.

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

On October 28, 2020, the Board of Directors of DMS Inc. approved the grant of approximately 1.2 million RSUs, including 65,000 units granted for Directors under the 2020 Plan. The RSUs vest one-third each year based on three years of continuous service starting with July 16, 2021 through July 16, 2023. The related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The 2020 Plan provides Directors’ and employees’ vesting rights after each year for completed service to the Company. The related costs were approximately $6.8 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, and are included in “Salaries and related costs” within the Consolidated Statement of Operations.

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

The fair value of non-vested stock is determined based on the closing trading price of the Company’s stock on the grant date and are amortized over the award’s service period. At December 31, 2021, total non-vested stock-based compensation expense related to restricted stock and options was $16.7 million, which will be recognized over a weighted-average remaining period of 2.7 years.

Restricted Stock Units

Stock awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock awards vest on 3 to 4 years of continuous service, depending on when the award was granted, and have 10-year contractual terms. The 2020 Plan allows employees’ vesting rights after each year for completed service to the Company.

The following table presents the restricted stock units activity for the years ended December 31, 2021 and 2020 (in thousands, except price per share):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	—	$—
Granted	1,245	$7.31
Vested	—	$—
Forfeited/Canceled	48	$7.31
Outstanding at December 31, 2020	1,197	$7.31
Granted	1,084	$8.43
Vested	490	$7.59
Forfeited/Canceled	350	$8.11
Outstanding at December 31, 2021	1,441	$7.98
Vested as of December 31, 2021	490	$7.59

For the year ended December 31, 2021, the fair value of vested restricted stock units was $3.7 million. For the year ended December 31, 2020, no restricted stock units had vested.

As of December 31, 2021, the total number of awards issued to other nonemployee consultants for advisory and consulting services were 126 thousand restricted stock units and 118 thousand stock options that represent total stock-based compensation fair value of $1.8 million, for which $0.2 million has been recorded for services provided to date. On October 27, 2021, the board voted to accelerate the vesting of 34,000 restricted units and 32,000 stock options, which will result in immediate recognition of approximately $0.5 million expense in Q4 2021.

Stock Options

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method, which uses the assumptions noted in the following table. Because Black-Scholes-Merton option valuation models incorporate ranges of assumption for inputs, the selected inputs are disclosed below. Expected volatilities are based on implied volatilities from traded options on the Company’s peer group. The expected term is calculated using the simplified method, due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.

The following is the weighted average of the assumptions used in calculating the fair value of the total stock options granted in 2021 using the Black-Scholes-Merton method:

Fair market value	$5.95
Risk-free rate	0.8%
Dividend yield	—%
Expected volatility	50.5%
Expected term (in years)	6.1 years

The following table presents the stock option activity for the years ended December 31, 2021 and 2020 (in thousands, except price per share):

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Restricted Stock Options Exercisable
Outstanding at January 1, 2020	—	$—	—	$—
Granted	574	$3.34	5.9 years	$—
Exercised	—	$—	—	$—
Forfeited/expired	23	$—	—	$—
Outstanding at December 31, 2020	551	$3.34	5.9 years	$—
Granted	1,706	$4.14	6.1 years	$—
Exercised	—	$—	—	$—
Forfeited/expired	179	$4.07	6.1 years	$—
Outstanding at December 31, 2021	2,078	$3.92	6.1 years	$—
Exercisable at December 31, 2021	169	$7.58	—	$1,279

Defined Contribution Plans

The Company offers a 401(k) plan with a mandatory match and a discretionary bonus contribution to all of its eligible employees. The Company matches employees’ contributions based on a percentage of salary contributed by the employees. The Company’s match cost for the years ended December 31, 2021 and 2020 was $0.9 million and $0.8 million respectively, recorded within “Salaries and related costs” on the consolidated statements of operations.

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

NOTE 14. INCOME TAXES

The provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$2,539	3,101
State	307	216
Foreign	26	248
Total Current	2,872	3,565
Deferred
Federal	12,848	69
State	3,591	(549)
Total Deferred	16,439	(480)
Provision for income taxes	$19,311	$3,085

The provision for income taxes shown above varies from the statutory federal income tax rate for those periods as follows (in thousands):

	Years Ended December 31,
	2021	2020
Tax provision (benefit) from federal statutory rate	$5,356	$(2,190)
Tax on income not subject to entity level federal income tax	1,074	1,897
State income taxes, net of federal tax effect	(817)	(280)
Warrant liability fair value change	(3,804)	1,856
Permanent adjustments - Tax Receivable Agreement	(3,211)	—
Other permanent adjustments	(36)	434
True-ups and other	(919)	(465)
Foreign tax credit	63	(63)
Undistributed earnings	529	823
Canadian tax expense	26	261
Valuation allowance	21,240	812
Tax credits	(190)	—
Tax provision	$19,311	$3,085

As a result of a Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 58.4% of equity interests in DMSH (after the SmarterChaos acquisition). DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of earnings. The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE, a wholly-owned U.S. corporate subsidiary of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result of the foregoing reasons, the Company’s effective tax rate is expected to differ materially from the statutory rate.

Any change in the fair value of the Private Placement Warrants, which are classified as a liability on the Company’s consolidated balance sheet at December 31, 2021, is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss). The Private Placement Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no change to income tax expense relating to changes in the fair value of such warrants.

Deferred tax assets and liabilities are composed of the following (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Investment in DMS Holdings LLC	$29,066	$30,017
Reserve accruals	418	140
Charitable contributions	11	9
Interest carryforward	2,562	1,158
Tax credit carryforwards	190	63
Property and equipment	42	—
Net operating loss	1,808	150
Total gross deferred tax assets	34,097	31,537
Less: Valuation allowance	(32,970)	(11,626)
Total deferred tax assets, net	$1,127	$19,911
Deferred tax liabilities:
Intangibles	(4,561)	(6,971)
Property and equipment	—	(193)
Undistributed earnings	(1,352)	(823)
Total deferred tax liabilities	(5,913)	(7,987)
Net deferred tax (liability) asset	$(4,786)	$11,924

At December 31, 2021, the Company has federal or state net operating loss carryforwards attributable to DMS, Inc. in the amount of $6.0 million and $9.0 million, respectively. The federal carryforwards are not subject to expiration, and the state carryforwards begin to expire in 2030, however certain state carryforwards are indefinite.

At December 31, 2021, the Company has an expected federal income tax credit carryforward of $0.2 million which would expire at December 31, 2030, unless utilized. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. We do not expect any annual limitation to materially impact the utilization of net operating losses and credits.

The Company records a deferred tax asset if it is more likely than not that the Company will realize a future tax benefit. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of deferred tax asset realizability considers many different factors including historical and projected operating results, the reversal of existing deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. The Company establishes a valuation allowance against any deferred tax asset for which we are unable to conclude that realizability is more likely than not. This is inherently judgmental since we are required to assess many different factors and evaluate as much objective evidence as we can in reaching an overall conclusion. The particularly sensitive component of our evaluation is our projection of future operating results since this relies heavily on our estimates of future revenue and expense levels by tax jurisdiction.

We have determined the need for an additional $21 million valuation allowance for the period ending December 31, 2021. In doing so we assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Therefore, a full valuation allowance has been recorded against the DTAs at DMS, Inc. The amount of DTA considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2017 to 2019. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2016; however, our net operating loss carryforwards arising prior to that year are subject to adjustment. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

The Company records interest and penalties, if any, as a component of its income tax (benefit) expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2021, and 2020.

Tax Receivable Agreement
Through the completion of the 2020 tax return during the interim period ended September 30, 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance as of September 30, 2021, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

As of December 31, 2021, the Company recorded a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. As such, the Tax Receivable Agreement Liability of $15.3 million has been reversed through Income Before Taxes as a Change in Tax Receivable Agreement Liability. The remaining short-term Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

NOTE 15. EARNINGS PER SHARE

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc. adjusted for the income effects of dilutive instruments by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive elements.

Prior to the Business Combination, the membership structure of DMSH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of July 15, 2020 to December 31, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock:

	Years Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$6,193	$(13,714)
Net income (loss) attributable to DMSH prior to the Business Combination	—	(1,345)
Net income (loss) attributable to non-controlling interest	3,991	(5,018)
Net income (loss) attributable to Digital Media Solutions, Inc. - basic and diluted	$2,202	$(7,351)

Denominator:
Weighted average shares - basic	$35,249	$32,335
Add: dilutive effects of employee equity awards	389	—
Add: dilutive effects of public warrants	126	—
Weighted average shares - diluted	$35,764	$32,335

Net earnings (loss) per common share:
Basic	$0.06	$(0.23)
Diluted	$0.06	$(0.23)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

For the year ended December 31, 2021, the Company excluded $25.7 million shares of Class B Common Stock, $4 million Private warrants, $1.9 million shares of restrictive stock units and stock options, contingent and deferred considerations issued in connection with the Aramis, Aimtell, PushPros and Crisp Results acquisition and the DMSH Units issued in the SmarterChaos acquisition, as their effect would have been anti-dilutive. At December 31, 2020, the Company excluded 26.0 million shares of Class B Common Stock, 14.0 million Public and Private warrants, 1.8 million shares of restrictive stock units and stock options, and the DMSH Units issued in the SmarterChaos acquisition as their effect would have been anti-dilutive.

For the year ended December 31, 2021, the Company excluded contingent consideration issued in connection with Aramis, Aimtell, PushPros and Crisp Results acquisitions, which is payable in DMS common stock at the Company’s option, as the necessary conditions to pay such consideration had not been satisfied by the end of the period.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

NOTE 17. SUBSEQUENT EVENTS
On January 17, 2022, the sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 154,000 shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective for the reason described below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

December 31, 2021 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

In this regard, in connection with our implementation of policies and procedures with respect to accounts receivable, including the allowance for doubtful accounts, and associated revenue, we discovered a material error in a customer receivable account, related to a duplicate billing in fiscal years 2020 and 2021. While the duplicate billing was identified through a newly implemented revenue reconciliation control during the fourth quarter of 2021, this error was not timely identified due to control deficiencies in our allowance for doubtful account policies. Accordingly, we determined that although we have a policy in place to monitor our outstanding accounts receivables, we determined that our current procedures and controls are not operating effectively to provide for effective monitoring of outstanding receivables and the related reserve for potentially uncollectible receivables, resulting in us provisioning for a material additional reserve for doubtful accounts. This included maintaining appropriate documentation to evidence our collectability assessment of aged customer receivables and evaluating the reasonableness and appropriateness of the estimated loss rates used to calculate the reserve for potential uncollectible receivables. As a result of these matters, we determined that our controls around revenue and accounts receivable policies and procedures were not operating effectively as of December 31, 2021. The errors related to these matters have been corrected and are properly reflected in our consolidated financial statements as of and for the year ended December 31, 2021.

Subsequent to December 31, 2021, we performed an analysis of our aged receivables and did not identify any additional material errors similar to the items identified above. To remediate the material weakness we plan to continue to enhance the revenue and cash receipts process and we will institute additional processes and controls around evaluating the collectability of customer receivables along with assessing the loss rates used to calculate the reserve for potential uncollectible receivables. We believe these steps will be sufficient to remediate the identified material weakness.

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2022.

2020 Material Weaknesses

In addition, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, while we were not required to conduct an evaluation of internal control over financial reporting as of December 31, 2020, in connection with the audit of our 2020 consolidated financial statements, we identified material weaknesses in our internal control over financial reporting (the “2020 material weaknesses”). Specifically, we did not maintain an effective control environment resulting from a financial statement close process that was insufficient to ensure our financial reporting requirements under U.S. GAAP were met and that we did not maintain sufficient accounting policies and appropriate contemporaneous documentation of our accounting analyses and conclusions over certain routine and non-routine transactions.

During the course of 2021, the Company took steps to remediate the 2020 material weaknesses, including by (i) implementing internal controls over financial reporting framework and evaluation process (ii) moving to a new accounting system for the period commencing on January 1, 2021 for more efficient and timely reporting, added system controls and approval workflows; (iii) hiring additional personnel including a new chief financial officer and controller to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements; (iv) improving and maintaining policies, controls, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (v) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including U.S. GAAP and the application of accounting pronouncements. Based on these actions and the results of our testing performed as part of our 2021 evaluation of internal control over financial reporting, we determined that, as of December 31, 2021, except as disclosed above with respect to controls around revenue and accounts receivable policies and procedures, the 2020 material weaknesses had been remediated.

No Auditor Attestation Report Required

Because the Company is an “emerging growth company,” this Annual Report does not contain, and is not required to contain, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls

Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table lists the names of our seven (7) current directors, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Joseph Marinucci	47	President, Chief Executive Officer and Director
Fernando Borghese(1)	43	Chief Operating Officer and Director
Robbie Isenberg(2)	40	Director
James Miller(2)	43	Director
Mary Minnick(3)	62	Chairperson and Director
Lyndon Lea(4)	53	Director
Robert Darwent(5)	49	Director

(1)	Nominated by Prism.
(2)	Nominated by Clairvest.
(3)	Nominated by Prism and Clairvest.
(4)	Nominated by Sponsor.
(5)	Nominated by Lion Capital (Guernsey) Bridgeco Limited.

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

EXECUTIVE OFFICERS

In addition to Mr. Marinucci, our Chief Executive Officer, and Fernando Borghese, our Chief Operating Officer, whose biographical information appears above, set forth below are the names, ages and biographical information for each of our current executive officers as of March 16, 2022.

Name	Age	Position
Joseph Marinucci	47	President, Chief Executive Officer and Director
Fernando Borghese	43	Chief Operating Officer and Director
Vasundara Srenivas	46	Chief Financial Officer
Joseph Liner	44	Chief Revenue Officer
Matthew Goodman	47	Chief Information Officer
Jason Rudolph	48	Chief Product Officer
Anthony Saldana	52	General Counsel, Executive Vice President of Legal & Compliance and Secretary

Joseph Marinucci’s biographical information is included in the Directors section above.

Fernando Borghese’s biographical information is included in the Directors section above.

Vasundara Srenivas has served as Chief Financial Officer of DMS since 2021. Previously, Ms. Srenivas has held various financial and accounting positions of increasing seniority, including most recently as the Chief Financial Officer, at Boeing Capital Corporation, a wholly-owned, multi-billion dollar subsidiary of Boeing Company, 2008 -2020. Previously, Ms. Srenivas served in Finance leadership roles at Raytheon, Migration Review Tribunal and TransACT Communications. Ms. Srenivas earned her Master of Business Administration in Australia, and an Advanced Management Program at Harvard Business School.

Joseph “Joey” Liner has served as the Chief Revenue Officer of DMS since 2018. Prior to DMS, Mr. Liner co-founded DoublePositive, a performance marketing company specializing in call center services and strategic lead management agency services for big brands in mortgage and online education, and served as its President from 2015 to 2018. Mr. Liner earned his undergraduate degree in Business Management from Towson University.

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

Jason Rudolph has served as Chief Technology Officer of DMS since 2021. Prior to that, he served as our Chief Product Officer since 2019. Prior to DMS, Mr. Rudolph was Chief Technology Officer at W4 Performance Ad Market from 2015 to 2018. Mr. Rudolph also served as Founder and Chief Executive Officer of Sound Advertising Group from 2008 to 2015.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the Company’s internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the Code of Conduct and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the Audit Committee Charter. A copy of the Audit Committee Charter is available under the “Investor Relations-Governance” section of our website at: https://investors.digitalmediasolutions.com/governance/governance-documents/default.aspx.

During the year ended December 31, 2021, the Audit Committee held 6 meetings. The members of the Audit Committee consist of Robert Darwent, its chairperson, Lyndon Lea and Mary E. Minnick. Notwithstanding the fact that entities controlled by Mr. Lea and entities affiliated with Mr. Lea currently hold more than 10% of the Company’s outstanding Class A Common Stock, our Board has considered the independence and other characteristics of each member of our Audit Committee and believes that the composition of the Audit Committee meets the requirements for independence under the applicable requirements of the NYSE and the SEC. Each of Messrs. Darwent and Lea and Ms. Minnick is financially literate and our Board has determined that Mr. Darwent qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board has considered the qualifications of the current members of the Audit Committee and has determined that they possess the skills necessary to review and analyze the Company’s financial statements and processes and to fulfill their other duties in accordance with the terms of the Audit Committee Charter.

Director Nomination Agreement

At the Closing of the Business Combination, the Company entered into the Director Nomination Agreement with Sponsor, Sponsor PIPE Entity, Clairvest Group Inc. and Prism, pursuant to which, among other things, (i) Clairvest and Prism obtained certain rights to designate a certain number of individuals to be nominated for election to the Board and (ii) the CEO of the Company will be a member of the Board, subject to certain conditions, from and after the Closing.

The Director Nomination Agreement entitles Clairvest or its permitted assigns to designate director nominees to the Board as follows:

1.Two individuals to be nominated for election to the Board, one of whom shall be independent under the applicable rules of the NYSE, for so long as Clairvest and Prism collectively Beneficially Own (as defined in the Director Nomination Agreement) or control, directly or indirectly, at least 40% of the total number of issued and outstanding shares of New DMS Class A Common Stock, New DMS Class B Common Stock and New DMS Class C Common Stock all considered together as a single class (the “Voting Interests”); or

2.One individual to be nominated for election to the Board for so long as Clairvest Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests.

The Director Nomination Agreement entitles Prism or its permitted assigns to designate one individual to be nominated for election to the Board for so long as Prism Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests.
The Director Nomination Agreement entitles Clairvest and Prism to mutually designate one additional director nominee, who must be independent, and qualified to serve on the audit committee of the Board, under the applicable rules of the NYSE and the SEC (including Rule 10A-3 of the Exchange Act), for so long as Clairvest and Prism collectively Beneficially Own or control, directly or indirectly, at least fifty percent (50%) of the total number of Voting Interests.

Initially, the Director Nomination Agreement entitled Sponsor PIPE Entity or its permitted assigns to designate one individual to be nominated for election to the Board. This entitlement terminated upon Sponsor PIPE Entity’s distribution of its shares of Class A Common Stock to certain related funds.

The Director Nomination Agreement requires the Company to take all necessary and desirable actions so that Mr. Marinucci will serve on the Board until such time as Prism Beneficially Owns or controls, directly or indirectly, less than 8% of the total number of Voting Interests or Mr. Marinucci ceases to be the CEO of the Company.

The Director Nomination Agreement requires each of Clairvest and Prism to vote, or cause to be voted, all of their Voting Interests at any meeting (or written consent) of the stockholders of the Company with respect to the election of directors in favor of each of the individuals designated nominated for election pursuant to the Director Nomination Agreement.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Company qualifies as an “emerging growth company” and a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as an emerging growth company and a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For the year ended December 31, 2021, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”): Joseph Marinucci, Chief Executive Officer; Fernando Borghese, Chief Operating Officer; and Joseph Liner, Chief Revenue Officer.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary(1) ($)	Bonus(1)(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Joseph Marinucci	2021	320,000	—	319,900	17,006	—	32,833	708,114
Chief Executive Officer	2020	320,333	933	170,311	767,500	—	32,692	1,291,769

Joseph Liner	2021	400,000	—	120,017	6,380	120,902	37,903	703,547
Chief Revenue Officer	2020	397,660	4,216	287,963	63,898	170,450	32,508	956,695

Fernando Borghese	2021	320,000	—	319,900	17,006	—	33,488	709,908
Chief Operating Officer	2020	320,333	933	170,311	767,500	—	32,076	1,291,153

(1) During 2020, we took temporary precautionary measures intended to help minimize the risk of the COVID-19 pandemic to our employees, our advertisers and the communities in which we participate, which could negatively impact our business, and implemented a Coronavirus Communications Plan, including a 90-day 20% reduction in the salaries of all of our employees at or above the director level, with the unpaid salary amounts to be repaid at a future date, along with a 5% bonus (subject to the satisfaction of certain conditions) for the months of April, May and June 2020. On July 22, 2020, the 5% bonus was paid: Mr. Marinucci received $933; Mr. Liner received $1,299; and Mr. Borghese received $933.

(2) Mr. Liner was participant in the Digital Media Solutions, LLC Employee Incentive Plan (the “EIP”), which was a transaction-based bonus plan. In connection with the Business Combination, Mr. Liner entered into a letter agreement with DMS, pursuant to which he waived his respective rights to receive any transaction bonus under the EIP in exchange for a lump-sum cash payment equal to $2,917, and the potential to receive equity incentive awards from the Company in the future.

(3) Amounts represent the aggregate grant date fair value of options and and/or restricted stock units (“RSUs”) granted in 2021 and 2020, respectively, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 13. Employee and director incentive plans to the Consolidated Financial Statements, included in this Form 10-K.

(4) Represents Mr. Liner’s commission payments under our Direct Sales Commissions Plan, which entitles Mr. Liner to 6% of gross profits for direct sales introduced and closed by him, and 3% of gross profits for direct sales where Mr. Liner either introduced or closed the sale (but not both).

(5) The other compensation listed in this column includes:
•For the year ended December 31, 2021: (a) for Mr. Marinucci: (i) matching contributions under our 401(k) savings plan of $9,300; and (ii) medical and other benefits of $23,533; (b) for Mr. Liner: (i) matching contributions under our 401(k) savings plan of $11,400; and (ii) medical and other benefits of $26,503; and (c) for Mr. Borghese (i) matching contributions under our 401(k) savings plan of $8,400; and (ii) medical and other benefits of $25,088.
•For the year ended December 31, 2020: (a) for Mr. Marinucci: (i) matching contributions under our 401(k) savings plan of $10,586; and (ii) medical benefits of $22,106; (b) for Mr. Liner (i) matching contributions under our 401(k) savings plan of $9,081; and (ii) medical and long term disability benefits of $23,427; and (c) for Mr. Borghese (i) matching contributions under our 401(k) savings plan of $8,645; and (ii) medical and other benefits of $23,431.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for the Company’s Named Executive Officers were base salary and equity awards of options and RSUs. Mr. Liner was also eligible to participate in our Direct Sales Commission Plan. The Company’s Named Executive Officers are also eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending, and short- and long-term life insurance on the same basis as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Bonuses
Mr. Liner was a participant in the EIP, a transaction-based bonus plan. In connection with the Business Combination, Mr. Liner entered into a letter agreement with DMS, pursuant to which he waived his rights under the EIP in exchange for a lump-sum cash payment from the Company equal to $2,917 and the potential to receive equity incentive awards from the Company in the future.

Equity Compensation
Our Compensation Committee administers our Equity Plan and approves the amount of and terms applicable to grants of stock options and RSUs to employees, including the Named Executive Officers.

The Company’s stock options allow employees, including our Named Executive Officers, to purchase shares of our common stock at a price equal to the fair market value of our Common Stock on the date of grant. Generally, stock options granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. Stock options granted prior to August 2021 generally vest over a three-year period, subject in most cases to continued employment, and generally expire ten years from the date of grant. Beginning in August 2021, stock options generally vest over a four-year period, subject to continued employment. In 2021, Mr. Marinucci received an option award covering 230,548 shares; Mr. Liner received an option award covering 36,023 shares; and Mr. Borghese received an option award covering 230,548 shares.

Generally, RSUs granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. RSUs granted prior to 2021 generally vest over a three-year period, subject to continued employment. Beginning in August 2021, stock options generally vest over a four-year period, subject in most cases to continued employment. In 2021, Mr. Marinucci received an award of 100,251 RSUs; Mr. Liner received an award of 15,664 RSUs; and Mr. Borghese received an award of 100,251 RSUs.

For the grant date fair value of the options and RSUs, please see the Summary Compensation Table above.

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

Employment Arrangement with Fernando Borghese
Mr. Borghese is not party to an employment agreement or offer letter with DMS. Pursuant to Mr. Borghese’s RSU award agreement, unvested portions of his RSU award accelerate in certain circumstances, as further described below under “—Potential Payments Upon Termination / Change in Control.”

Potential Payments Upon Termination / Change in Control

The offer letter with Mr. Liner provides that in the event of a termination without “cause” by DMS, Mr. Liner (for six months) would be entitled to (i) continued payment of his base salary, and (ii) payment of DMS’ portion of the premium for healthcare continuation coverage under COBRA at the same level of coverage he was entitled to at the time of termination of employment.

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

Treatment of Unvested Equity Awards of Our Named Executive Officers

Termination Without Cause. Pursuant to the RSU and option award agreements, a pro rata portion of the RSUs and options subject to the award agreements will vest upon termination of the Named Executive Officer’s employment without cause, provided that the executive executes a general release of claims. The pro rata number of RSUs and options that will vest will be equal to the number of RSUs and options that are scheduled to vest on the next applicable vesting date, multiplied by the quotient of the number of full calendar months the executive was employed during such year divided by twelve.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our Named Executive Officers concerning unexercised stock option awards and unvested RSU awards as of December 31, 2021

		Options				Stock
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Marinucci	10/28/2020	34,014	17,006	$7.31	10/28/2030	70,000	$334,600	104,014	$334,600
Chief Executive Officer	8/19/2021	230,548	—	$7.98	8/19/2031	100,251	$479,200	330,799	$479,200

Joseph Liner	10/28/2020	12,762	6,380	$7.31	10/28/2030	26,262	$125,532	39,024	$125,532
Chief Revenue Officer	8/19/2021	36,023	—	$7.98	8/19/2031	15,664	$74,874	51,687	$74,874

Fernando Borghese	10/28/2020	34,014	17,006	$7.31	10/28/2030	70,000	$334,600	104,014	$334,600
Chief Operating Officer	8/19/2021	230,548	—	$7.98	8/19/2031	100,251	$479,200	330,799	$479,200

1.The options and RSUs granted in 2021 and in 2020 vest in four and three equal annual installments, respectively, beginning on the first anniversary of the closing of the Business Combination, subject, in each case, to the executive’s continued employment on each applicable vesting date.

2.The dollar values are calculated using a per share stock price of $4.78, the closing price of our common stock reported on NYSE on December 31, 2021.

NON-EMPLOYEE DIRECTOR COMPENSATION

In 2021, the following yearly cash compensation applied to our non-employee directors, as established by the Board:

Cash
Annual director retainer	$40,000
Lead director annual retainer	$20,000
Audit Committee chairman annual retainer	$20,000
Compensation Committee chairman annual retainer	$15,000
Audit Committee member annual retainer	$10,000
Compensation Committee member annual retainer	$7,500

In August 2021, the Board of Directors approved a grant of 16,291 RSUs to each of the non-employee directors, which will vest on the date of the 2022 annual stockholder meeting.

2021 Director Compensation

The following table lists the compensation paid to our non-employee directors during 2021:

Name(1)	Fees Earned or Paid in Cash	Stock Awards	Total
Robbie Isenberg	$47,500	$95,030	$142,530
James Miller	$47,500	$95,030	$142,530
Mary Minnick	$85,000	$95,030	$180,030
Lyndon Lea	$50,000	$95,030	$145,030
Robert Darwent	$60,000	$95,030	$155,030

1.In addition to serving as a director, Mr. Marinucci serves as our Chief Executive Officer and his compensation is reflected in the Summary Compensation Table. Mr. Borghese serves as our Chief Operating Officer. Messrs. Marinucci and Borghese do not receive any compensation for serving as directors. Accordingly, they are omitted from the table.

2.Represents the full grant date fair value of RSUs granted in 2021, calculated in accordance with FASB ASC Topic 718. We value RSUs using the closing market price of our common stock reported on NYSE on the applicable grant date. All RSUs vest on the 2021 annual meeting of stockholders, provided the director remains in continuous service with the Company through such date. For additional valuation assumptions, see Note 13 to our Consolidated Financial Statements for the fiscal year ended December 31, 2021.

Outstanding Equity Awards of Directors at Fiscal Year End

The following table lists the number of outstanding RSU awards held by our non-employee directors as of December 31, 2021. The reported numbers reflect only grants made by the Company and do not include any other shares of our common stock that a director may have acquired on the open market.

Name	Stock Awards (in units)
Robbie Isenberg	16,291
James Miller	16,291
Mary Minnick	16,291
Lyndon Lea	16,291
Robert Darwent	16,291

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of the close of business on March 14, 2022 by:

•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of any class of our common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have or will have as of March 14, 2022, as applicable, sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owners(1)	Class A Common Stock		Class B Common Stock		Total Voting Securities
	Number of Share	% of Class(11)	Number of Share	% of Class(11)	Number of Share	%(11)
Leo Investors Limited Partnership(2)	5,012,718	13.7%	—	*	5,012,718	8.1%
Prism Data, LLC(3)	18,958,914	51.9%	25,699,464	100.0%	44,658,378	71.7%
Clairvest Group Inc. and affiliates(4)	18,958,914	51.9%	25,699,464	100.0%	44,658,378	71.7%
Luis Ruelas(5)	342	*	7,007,770	27.3%	7,008,112	11.3%
Joseph Marinucci(4)	19,542,388	53.4%	25,699,464	100.0%	45,241,852	72.7%
Fernando Borghese(6)	586,825	1.6%	5,731,587	22.3%	6,318,412	10.1%
Robert Darwent(7)	13,000	*	—	—%	13,000	*
Robbie Isenberg	13,000	*	—	—%	13,000	*
Lyndon Lea(8)	7,637,282	20.9%	—	—%	7,637,282	12.3%
James H. Miller	13,000	*	—	—%	13,000	*
Mary E. Minnick	34,000	*	—	—%	34,000	*
Matthew Goodman(9)	3,422	*	2,579,223	10.0%	2,582,645	4.1%
Joey Liner(10)	15,440	*	—	—%	15,440	*
All DMS’ directors and executive officers as a group (12 individuals)	27,873,624	76.2%	25,699,464	100.0%	53,573,088	86.0%
________
*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Digital Media Solutions, Inc., 4800 140th Avenue N., Suite 101, Clearwater, FL 33762.

(2)	Based on information set forth in Amendment No. 1 to the Schedule 13G/A filed with the SEC on February 16, 2021. The Schedule 13G/A indicates 3,012,718 shares of Class A Common Stock and warrants to purchase 2,000,000 shares of Class A Common Stock are owned by Leo Investors Limited Partnership. Leo Investors Limited Partnership is controlled by its general partner, Leo Investors General Partner Limited, which is governed by a three member board of directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of the Company’s sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Company’s sponsor. Based on the foregoing analysis, no individual director of the general partner of Leo Investors Limited Partnership exercises voting or dispositive control over any of the securities held by Leo Investors Limited Partnership, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Leo Investors Limited Partnership is 21 Grosvenor Place, London, SW1X 7HF.

(3)	Based on information set forth in Amendment No. 2 to Schedule 13D/A filed with the SEC on October 26, 2020 and the Form 4 filed with the SEC on June 14, 2021. The Schedule 13D/A indicates Prism Data, LLC has shared voting power over the shares of Class A Common Stock and warrants to purchase shares of Class A Common Stock held by Clairvest Group Inc. (as described in footnote (4)) as a result of the Director Nomination Agreement. Joseph Marinucci, as the manager of Prism Data, LLC, is deemed to have beneficial ownership over the interests shown. For Mr. Marinucci, interests shown include (a) 27,556 shares of Class A Common Stock held by Mr. Marinucci and (b) 17,006 option shares of Class A Common Stock that Mr. Marinucci can exercise within 60 days. Mr. Marinucci also holds warrants to purchase 538,912 shares of Class A Common Stock.

(4)	Based on information set forth in Amendment No. 1 to the Schedule 13D/A filed with the SEC on October 26, 2020. Interests shown consist of (i) shares of Class A Common Stock held by Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership, (ii) shares of Class B Common Stock acquired held by CEP V-A DMS AIV and (iii) warrants to purchase shares of Class A Common Stock held by CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership. Each of the foregoing limited partnerships has the power to make voting and dispositive decisions with respect to such shares and is an indirect subsidiary of Clairvest Group Inc. Interests shown also consist of the shares of Class B Common Stock held by Prism Data, LLC (as described in footnote (3)) over which Clairvest Group Inc. has shared voting power as a result of the Director Nomination Agreement. The business address of Clairvest Group Inc. and each of the foregoing limited partnerships is 22 St. Clair Avenue East, Suite 1700, Toronto, Ontario, Canada M4T 2S3.

(5)	Includes 342 shares of Class A Common Stock held by Mr. Ruelas. Class B Interests shown are based on such individual’s ownership interests in Prism Data, LLC.
(6)	Class A interests shown include (a) 30,908 shares of Class A Common Stock held by Mr. Borghese and (b) 17,006 option shares of Class A Common Stock that Mr. Borghese can exercise within 60 days. Class B interests shown are based on such individuals’ ownership interests in Prism Data, LLC. Mr. Borghese also holds warrants to purchase 538,912 shares of Class A Common Stock.
(7)	Does not include any shares indirectly owned by this individual as a result of his partnership interest in Leo Investors Limited Partnership or its affiliates. The business address of Mr. Darwent is 21 Grosvernor Place, London, SWIX 7HF.

(8)	Interests consist of (i) 1,517,004 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV, L.P.; (ii) 1,724,562 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV-A, L.P.; (iii) 135,065 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV SBS, L.P.; (iv) 1,223,046 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV (USD), L.P.; (v) 2,854,699 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV-A (USD), L.P.; and (v) 169,906 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV SBS (USD), L.P., each which entity is managed by Lion Capital IV GP Limited, which is controlled by Lyndon Lea. The business address of Lyndon Lea and each such entity is 21 Grosvenor Place, London, SW1X 7HF.
(9)	Includes (a) 2,005 shares of Class A Common Stock held by Mr. Goodman and (b) 1,417 option shares of Class A Common Stock that Mr. Goodman can exercise within 60 days. Class B Interests shown are based on such individual’s ownership interests in Prism Data, LLC.
(10)	Includes (a) 9,060 shares of Class A Common Stock held by Mr. Liner and (b) 6,380 option shares of Class A Common Stock that Mr. Liner can exercise within 60 days.

(11)
Assumes 36,394,335shares of Class A Common Stock and 25,699,464 shares of Class B Common Stock. In addition, for each individual or entity that beneficially owns any warrants to purchase shares of Class A Common Stock, the number of outstanding shares that is assumed for purposes of calculating such individual's or entity’s ownership percentages also includes the number of warrants beneficially owned by such individual or entity but, for the avoidance of doubt, does not include any outstanding warrants that are not beneficially owned by such individual or entity. In particular, (i) the number of outstanding shares used to calculate the ownership percentages of Leo Investors Limited Partnership includes 2,000,000 shares subject to warrants to purchase Class A Common Stocks; (ii) the number of outstanding shares used to calculate the ownership percentages of Prism Data, LLC includes 922,177 shares subject to warrants to purchase Class A Common Stock; (iii) the number of outstanding shares used to calculate the ownership percentages of Clairvest Group Inc. and affiliates includes 922,177 shares subject to warrants to purchase Class A Common Stock; (iv) the number of outstanding shares used to calculate the ownership percentages of Joseph Marinucci includes 1,461,089 shares subject to warrants to purchase Class A Common Stock; and (v) the number of outstanding shares used to calculate the ownership percentages of Fernando Borghese includes 538,911 shares subject to warrants to purchase Class A Common Stock. In addition, for each individual that beneficially owns any restricted stock units vesting with 60 days, the number of outstanding shares that is assumed for purposes of calculating such individual’s or entity’s ownership percentages also includes the number of shares of Class A Common Stock underlying such restricted stock units.

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
•any person who is the beneficial owner of more than five percent (5%) of our common stock; and
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of our common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or beneficial owner of more than five percent (5%) of our common stock.

We also have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee has the responsibility to review and approve any related party transactions.

To identify any transactions with such related parties, upon nomination or appointment, each director nominee and executive officer completes a questionnaire listing his or her related parties, and any transactions with the Company in which the officer or director or their family members have an interest. Additionally, each director and executive officer is required to update his or her related parties on a quarterly basis, and confirm that he or she has disclosed any applicable transactions.

During the year ended December 31, 2021, we did not engage in any transactions with our directors and executive officers, nor are any such transactions currently proposed, in which a related person had or will have a direct or indirect material interest, except as set forth below.

Registration Rights

At the Closing of the Business Combination, the Company entered into an amended and restated registration rights agreement with certain shareholders (the “Registration Rights Agreement”), pursuant to which the Company registered for resale certain shares of Class A Common Stock and warrants to purchase Class A Common Stock that were held by the parties thereto. Additionally, the shareholders may request to sell all or any portion of their shares of Class A Common Stock in an underwritten offering that is registered pursuant to the shelf registration statement filed by the Company; however, the Company will only be obligated to effect an underwritten offering if such offering will include securities with a total offering price reasonably expected to exceed, in the aggregate, $20.0 million and will not be required to effect more than four such offerings in any six-month period. The Registration Rights Agreement also includes customary piggy-back rights, which would allow the shareholders to sell shares in the event of any offering by the Company, subject to certain cooperation and cut-back provisions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Amended Partnership Agreement

Pursuant to the Amended Partnership Agreement, the holders of the non-controlling interests (as defined in the Amended Partnership Agreement) have the right to redeem their DMSH Units for cash (based on the market price of the shares of Class A Common Stock) or, at the Company’s option, the Company may acquire such DMSH Units (which DMSH Units are expected to be contributed to Blocker) in exchange for cash or Class A Common Stock (a “Redemption”) on a one-for-one basis (subject to customary conversion rate adjustments, including for stock splits, stock dividends and reclassifications), in each case subject to certain restrictions and conditions set forth therein, including that any such Redemption be for an amount no less than the lesser of 10,000 DMSH Units or all of the remaining DMSH Units held by such Non-Blocker Member. In the event of a change of control transaction with respect to a Non-Blocker Member, DMSH will have the right to require such Non-Blocker Member to effect a Redemption with respect to all or any portion of the DMSH Units transferred in such change of control transaction. In connection with any Redemption, a number of shares of Class B Common Stock will automatically be surrendered and cancelled in accordance with the Company Certificate of Incorporation.

Tax Receivable Agreement

Through the completion of the 2020 tax return during the interim period ended September 30, 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the deferred tax asset of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional Paid-In Capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheet as of December 31, 2020 and interim periods in the current fiscal year. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance as of September 30, 2021, with the offset to Additional Paid-In Capital, which was consistent with the method to record the Deferred Tax Asset and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for each period.

As of December 31, 2021, the Company recorded a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. As such, the Tax Receivable Agreement Liability of $15.3 million has been reversed through Income Before Taxes as a Change in Tax Receivable Agreement Liability. The remaining short-term Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

DMSH Member Tax Distributions

For the years ended December 31, 2021 and 2020, tax distributions to members of DMSH were $0.2 million and $0.2 million, respectively.

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

Under NYSE standards, our Board has determined that Ms. Minnick and Messrs. Isenberg, Miller, Lea and Darwent are independent. Messrs. Marinucci and Borghese are not independent because they are executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid Independent Registered Public Accounting Firms

On May 6, 2021, the Audit Committee of our Board of Directors approved a resolution appointing Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2021.

The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees[1]	$2,535,500	$1,765,370
Audit Related Fees[2]	152,500	121,827
Tax Fees[3]	625,477	243,634
All Other Fees[4]	86,500	91,804
Total	$3,399,977	$2,222,635

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

DIGITAL MEDIA SOLUTIONS, INC.

SCHEDULE II
DIGITAL MEDIA SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

Description	Year Ended	Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts receivable reserves	2020	$941	$3,039	$—	$859	$3,121
	2021	$3,121	$4,798	$—	$2,989	$4,930
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Description
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

4.4	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Leo Holdings, Corp.’s Current Report on Form 8-K/A filed with the SEC on April 24, 2020).
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

10.4
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated January 19, 2021 (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020).

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

10.19+
Credit Agreement, dated as of May 25, 2021, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2021).

10.20+^	Asset Purchase Agreement, dated April 1, 2021, by and among Digital Media Solutions, Inc.,
Edge Marketing, LLC, and wholly owned subsidiary of Digital Media Solutions, LLC,
Crisp Marketing, LLC, d/b/a Crisp Results, and Union Health, LLC, a Florida limited liability company, and Justin Ferreira, in his capacity as Sellers’ representative (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information for the period ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________________________________
* Documents filed herewith.

+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

^    Certain confidential information contained in this agreement has been omitted because it (i) is not material, and (ii) would be competitively harmful if publicly disclosed.

# Management contract and compensatory plan and arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Digital Media Solutions, Inc.

Date: March 16, 2022	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2022	/s/ Vasundara Srenivas
	Name:	Vasundara Srenivas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2022	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2022	/s/ Vasundara Srenivas
	Name:	Vasundara Srenivas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2022	/s/ Fernando Borghese
	Name:	Fernando Borghese
	Title:	Chief Operating Officer and Director

Date: March 16, 2022	/s/ Mary Minnick
	Name:	Mary Minnick
	Title:	Chairperson of the Board

Date: March 16, 2022	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Director

Date: March 16, 2022	/s/ Robbie Isenberg
	Name:	Robbie Isenberg
	Title:	Director

Date: March 16, 2022	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Director

Date: March 16, 2022	/s/ James Miller
	Name:	James Miller
	Title:	Director