Form 10-Q
period 2022-03-31
Digital Media Solutions, Inc.
filed 2022-05-10
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, 36,403,202 shares of the registrant’s Class A common stock; 25,699,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,078 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on the NYSE of our common stock and warrants; (13) fluctuations in value of our private placement warrants; and (14) other risks and uncertainties indicated from time to time in DMS’s filings with the

U.S. Security and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 16, 2022 (“2021 Form 10-K”) and its subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement
DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,703	$26,394
Accounts receivable, net of allowances of $5,459 and $4,930, respectively	58,470	51,578
Prepaid and other current assets	2,575	3,698
Income tax receivable	1,537	2,078
Total current assets	84,285	83,748
Property and equipment, net	18,571	19,168
Goodwill	76,503	76,558
Intangible assets, net	61,288	66,228
Deferred tax assets	—	—
Other assets	822	889
Total assets	$241,469	$246,591
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$39,765	$42,073
Accrued expenses and other current liabilities	10,335	9,473
Current portion of long-term debt	2,250	2,250
Income taxes payable	294	103
Tax Receivable Agreement liability	1,310	1,310
Contingent consideration payable - current	10,000	7,370
Deferred acquisitions consideration payable - current	4,857	4,785
Total current liabilities	68,811	67,364

Long-term debt	215,283	215,505
Deferred tax liabilities	4,394	4,786
Private Placement Warrant liabilities	2,120	3,960
Contingent consideration payable - non-current	1,030	1,069
Other non-current liabilities	1,637	1,725
Total liabilities	293,275	294,409
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at March 31, 2022	—	—
Class A Common Stock, $0.0001 par value, 500,000 shares authorized; 36,394 issued and outstanding at March 31, 2022	3	3
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and 25,699 outstanding at March 31, 2022	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at March 31, 2022	—	—
Additional paid-in capital	(23,754)	(25,239)
Retained earnings	(4,078)	(944)
Total stockholders' deficit	(27,826)	(26,177)
Non-controlling interest	(23,980)	(21,641)
Total deficit	(51,806)	(47,818)
Total liabilities and deficit	$241,469	$246,591
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$109,110	$96,803
Cost of revenue (exclusive of depreciation and amortization shown separately below)	77,834	69,182
Salaries and related costs	13,705	10,269
General and administrative expenses	11,107	6,962
Depreciation and amortization	7,060	5,419
Acquisition costs	13	1,494
Change in fair value of contingent consideration liabilities	2,591	—
(Loss) income from operations	$(3,200)	$3,477
Interest expense	3,687	3,257
Change in fair value of warrant liabilities	(1,840)	315
Net loss before income taxes	$(5,047)	$(95)
Income tax expense	310	117
Net loss	$(5,357)	$(212)
Net loss attributable to non-controlling interest	(2,223)	(93)
Net loss attributable to Digital Media Solutions, Inc.	$(3,134)	$(119)

Weighted-average shares outstanding - basic and diluted	35,576	33,241
Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic and diluted - per common shares	$(0.09)	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$(47,818)
Net loss	—	—	—	—	—	(3,134)	(3,134)	(2,223)	(5,357)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,942	—	1,942	—	1,942
Shares issued under the 2020 Omnibus Incentive Plan	15	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	(573)	(573)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(457)	—	(457)	457	—
Balance, March 31, 2022	36,394	$3	25,699	$3	$(23,754)	$(4,078)	$(27,826)	$(23,980)	$(51,806)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net income (loss)	—	$—	—	$—	$—	$(119)	$(119)	$(93)	$(212)
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 6)	1,293	$—	—	$—	$9,384	$—	$9,384	$5,616	$15,000
Exercise of warrants to issue Class A common stock	1	$—	—	$—	$17	$—	$17	$—	$17
Stock-based compensation	—	$—	—	$—	$1,365	$—	$1,365	$—	$1,365
Other	—	$—	—	$—	$—	$—	$—	$(21)	$(21)
Balance, March 31, 2021	33,687	$3	25,999	$3	$(37,261)	$(3,265)	$(40,520)	$(39,016)	$(79,536)

(1) On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 154 thousand shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of March 31, 2022, $10 thousand of these distributions have not been paid.
(3) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(5,357)	$(212)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	532	410
Depreciation and amortization	7,060	5,419
Lease restructuring charges	(126)	(303)
Stock-based compensation, net of amounts capitalized	1,842	1,257
Amortization of debt issuance costs	453	233
Deferred income tax provision, net	(392)	(1,016)
Change in fair value of contingent consideration	2,591	382
Change in fair value of warrant liability	(1,840)	315
Change in income tax receivable and payable	732	1,133
Change in accounts receivable	(7,368)	(1,069)
Change in prepaid expenses and other current assets	1,150	367
Change in accounts payable and accrued expenses	(1,263)	(5,703)
Change in other liabilities	38	(24)
Net cash (used in) provided by operating activities	$(1,948)	$1,189
Cash flows from investing activities
Additions to property and equipment	$(1,617)	$(2,391)
Acquisition of businesses, net of cash acquired	—	(4,454)
Net cash used in investing activities	$(1,617)	$(6,845)
Cash flows from financing activities
Payments of long-term debt and notes payable	$(563)	$(1,865)
Proceeds from warrants exercised	—	11
Distributions to non-controlling interest holders	(563)	(21)
Net cash used in financing activities	$(1,126)	$(1,875)
Net change in cash	$(4,691)	$(7,531)
Cash, beginning of period	26,394	31,397
Cash, end of period	$21,703	$23,866

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$3,218	$3,098
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$2,591	$—
Stock-based compensation capitalized in property and equipment	$100	$—
Capital expenditures included in accounts payable	$216	$391
Issuance of equity for Aimtell/PushPros/Aramis, and SmarterChaos	$—	$15,000
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Security and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 58.6% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 41.4% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2: “Business Combination” in the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of March 31, 2022, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 41.4% and as of December 31, 2021 it was 41.6%.
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

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2021 Form 10-K.

New Accounting Standards

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

In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact on our consolidated financial statements.

NOTE 2. REVENUE

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended March 31, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$59,619	$58,806	$—	$(13,260)	$105,165
Managed services	1,609	—	1,510	—	3,119
Software services	—	—	826	—	826
Total Net revenue	$61,228	$58,806	$2,336	$(13,260)	$109,110

	Three Months Ended March 31, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$52,901	$49,101	$—	$(10,652)	$91,350
Managed services	3,278	158	510	—	3,946
Software services	—	—	1,507	—	1,507
Total Net revenue	$56,179	$49,259	$2,017	$(10,652)	$96,803

Contract balances

The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the balance of deferred revenue was $1.8 million and $1.8 million, respectively, and recorded within “Accrued expenses and other current liabilities” on the unaudited consolidated balance sheets. We expect the majority of the deferred revenue balance at March 31, 2022 to be recognized as revenue during the following quarter.

For the three months ended March 31, 2022, one customer accounted for approximately 18.1% of our total revenues. For the three months ended March 31, 2021, no customer accounted for more than 10% of our total revenues.

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

The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$109,110	$96,803
Brand Direct	61,228	56,179
Marketplace	58,806	49,259
Technology Solutions	2,336	2,017
Intercompany eliminations	(13,260)	(10,652)
Cost of revenue	77,834	69,182
Brand Direct	48,448	41,061
Marketplace	42,380	36,599
Technology Solutions	266	416
Intercompany eliminations	(13,260)	(8,894)
Gross profit	$31,276	$27,621
Brand Direct	12,780	15,118
Marketplace	16,426	12,660
Technology Solutions	2,070	1,601
Salaries and related costs	13,705	10,269
General and administrative expenses	11,107	6,962
Depreciation and amortization	7,060	5,419
Acquisition costs	13	1,494
Contingent consideration changes in fair value of acquisition	2,591	—
Income from operations	$(3,200)	$3,477

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2021	$18,376	$54,554	$3,628	$76,558
Miscellaneous changes	(55)	—	—	(55)
Balance, March 31, 2022	$18,321	$54,554	$3,628	$76,503

The carrying amount of goodwill for all reporting units had no accumulated impairments as of March 31, 2022 and December 31, 2021.

Intangible assets, net

Finite-lived intangible assets, net consisted of the following (in thousands):

		March 31, 2022			December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	3 to 5	$51,846	$(32,255)	$19,591	$51,946	$(29,929)	$22,017
Customer relationships	2 to 9	49,373	(15,135)	34,238	49,273	(13,076)	36,197
Brand	1 to 7	12,109	(4,996)	7,113	12,109	(4,575)	7,534
Non-competition agreements	3	1,898	(1,552)	346	1,898	(1,418)	480
Total		$115,226	$(53,938)	$61,288	$115,226	$(48,998)	$66,228

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $4.9 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5. DEBT

The following table presents the components of outstanding debt (in thousands):

	March 31, 2022	December 31, 2021
Term loan	$223,313	$223,875
Less: Unamortized debt issuance costs (1)	(5,780)	(6,120)
Debt, net	217,533	217,755
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$215,283	$215,505
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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the three months ended March 31, 2022, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of March 31, 2022 the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.5 million and $2.3 million, respectively. As of December 31, 2021, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. At March 31, 2022 and December 31, 2021, the unamortized debt issuance cost of $0.7 million and $0.8 million, respectively, associated with the undrawn Revolving Facility is classified and amortized as “Other assets” within consolidated balance sheets.

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

The Company recognized a loss on debt extinguishment of $2.1 million during the year ended December 31, 2021, which primarily included accelerated amortization of deferred financing costs, legal fees and early termination fee. The loss recognized is presented as “Loss on Debt Extinguishment” in the consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at March 31, 2022:

(in thousands)
2022	$1,688
2023	2,250
2024	2,250
2025	2,250
2026 and thereafter	214,875
Total debt	$223,313

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 1.6 million Class A Common Stock valued at $20.0 million. The transaction also includes up to $10.0 million in contingent consideration, subject to the achievement of certain milestones, which can be paid in cash or Class A Common Stock at the election of the Company. As of March 31, 2022, the contingent consideration milestones have been met and is scheduled to be paid by June 2022. The consideration also includes a $5.0 million deferred payment, to be paid 18 months after the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we have made adjustment to the initial and subsequent fair value of the intangible assets, goodwill, contingent consideration and working capital. Accounting for the acquisition was completed on March 31, 2022. The impact of these adjustments are as follows (in thousands):

Crisp Results	Acquisition Date Fair Value	Fair Value Mark-to-Market changes	Fair Value as of March 31, 2022
Goodwill	$21,894	$—	$21,894
Intangible Assets:
Technology	$—	$—	$—
Customer relationships	$19,600	$—	$19,600
Brand	$7,400	$—	$7,400
Non-competition agreements	$—	$—	$—

Contingent Consideration	$5,186	$4,814	$10,000

Working Capital	$1,018	$—	$1,018

As of April 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was $5.2 million, and the deferred consideration was $4.6 million. During the three months ended March 31, 2022, the contingent consideration earnout value increased $2.6 million from December 31, 2021 to a total of $10.0 million. As of March 31, 2022, the present value of the deferred consideration increased slightly due to accretion to $4.9 million from December 31, 2021. For the three months ended March 31, 2022, there were no measurement period adjustments identified and recorded.

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

Aimtell, PushPros and Aramis

On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”, and together with Aimtell and PushPro, “AAP”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions that connect consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.

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

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, we recorded adjustments during the year ended December 31,

2021 related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we made adjustments to the initial and subsequent fair value of the intangible assets, goodwill, contingent consideration and working capital. Accounting for the acquisition was completed on March 31, 2022. The impact of these adjustments are as follows (in thousands):

Aimtell, PushPros, and Aramis	Acquisition Date Fair Value	Fair Value Mark-to-Market changes	Fair Value as of March 31, 2022
Goodwill	$9,761	$—	$9,761
Intangible Assets:
Technology	$3,900	$—	$3,900
Customer relationships	$7,690	$—	$7,690
Brand	$208	$—	$208
Non-competition agreements	$83	$—	$83

Contingent Consideration	$2,147	$(1,117)	$1,030

Working Capital	$944	$—	$944

As of February 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was $2.1 million. As of March 31, 2022, the contingent consideration earnout fair value total of $1.1 million remained relatively unchanged since December 31, 2021. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

The Company primarily used an Income Approach, specifically a Discounted Cash Flow (“DCF”) analysis, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand, technology and customer relationships of the acquired business. Fair value of Aimtell and PushPros technology was determined using the Multi Period Excess Earnings Method; fair value of Aramis customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of Aimtell and PushPros customer relationships was determined using the excess earnings method with distributor inputs.

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of AAP and is included in the Brand Direct reportable segment. Goodwill is expected to be deductible for Aramis and PushPros for tax purposes. Intangible assets primarily consist of technology and customer relationships.

Net assets and liabilities acquired from the AAP and Crisp Results acquisitions consist of the following (in thousands):

	Expected Useful Life	Aimtell, PushPros and Aramis	Crisp Results
		2021	2021
Goodwill		$9,761	$21,894
Technology	4	3,900	—
Customer relationships	4 to 6	7,690	19,600
Accounts receivable		3,100	2,610
Brand	1 to 7	208	7,400
Non-competitive agreements	3	83	—
Property and equipment	3 to 5	250	220
Accounts payable		(2,887)	(1,593)
Other assets acquired and liabilities assumed, net (1)		740	1
Net assets and liabilities acquired		$22,845	$50,132

(1) Other assets acquired and liabilities assumed, net includes Prepaids and other current assets, partially offset by other current liabilities (i.e., Travel and expense payables, payroll liabilities, tax liabilities).

The weighted average amortization period for AAP acquisition technology is 4 years, customer relationships is 4.1 years, brand is 2.1 years and non-compete agreements is 3 years. The weighted average amortization period for Crisp Results acquisition customer relationships is 6 years, and brand is 7 years. In total, the weighted average amortization period for AAP is 4 years and Crisp Results is 5.6 years.

The following schedule represents the amounts of net revenue and net loss from operations related to AAP and Crisp Results acquisitions which have been included in the unaudited consolidated statements of operations for the periods indicated subsequent to the acquisition date (in thousands):

	Three Months Ended March 31, 2021
	Aimtell, PushPros and Aramis	Crisp Results
Net revenue	$4,301	$—
Net loss from operations	$(136)	$—

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

	Three Months Ended March 31, 2021
(In thousands):	DMS	Aimtell, PushPros and Aramis	Crisp Results	Pro Forma
Net revenue	$96,803	$2,465	$8,284	$107,552
Net (loss) income from operations	$(212)	$457	$2,296	$2,541

NOTE 7. RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company’s effort to continually improve operational efficiency and reposition its assets to remain competitive on a national basis. The Company leases office space in various locations within the United States and Canada. The leases entered into by the Company consist of both long-term and short-term leases.

Termination of office lease and other related costs include lease and termination of fixed assets, employee training, relocation and facility costs. These costs are recorded in General and administrative expenses in the unaudited consolidated statements of operations.

Since the year ended December 31, 2020, due to the economic environment caused by the COVID-19 pandemic, the Company entered into negotiations with landlords to terminate certain lease agreements, which reduced cash needs by approximately $1.9 million over the remaining life of the original leases through April 30, 2025. As of March 31, 2022, the Company has four leased properties, representing 55,798 square feet of office space located in the United States, that are currently in negotiations with landlords to be reduced or terminated.

The reserve is amortized to General and administrative expenses in the consolidated statements of operations. The change in liability for the restructuring costs reserve for the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31, 2022
Beginning balance	$2,516
Valuation adjustments	(26)
Lease payments	(294)
Lease accretion	48
Ending balance	$2,244
Current portion - Accrued expenses and other current liabilities	$782
Long-term portion - Other non-current liabilities	$1,462

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

Private Placement Warrants - We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheet as of March 31, 2022 and 2021, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement. As of March 31, 2022, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

March 31, 2022
Private Placement Warrants Fair Value Per Share	$0.53
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$3.64
Remaining contractual term in years	3.29
Estimated volatility	60.0%
Dividend yield	0.0%
Risk free interest rate	2.43%

Contingent consideration payable related to acquisitions

The fair value of the contingent consideration payable for the AAP acquisitions (described in Note 6 Acquisitions) were determined using a Monte Carlo fair value analysis based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Acquisition costs on the statement of operations.

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
CYE2021 Revenue - Actual	$7,193,881
CYE2022 Revenue - 3 Months Actual	$1,287,738
CYE2022 Revenue - 9 Months Expectations	$10,041,919
CYE2023 Revenue - Expectations	$14,636,891
CYE2022 Risk Adjusted Revenue - 9 Months	$9,756,478
CYE2023 Risk Adjusted Revenue	$13,301,545
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	8.25%
Risk free / Credit risk	8.0%
Days gap from period end to payment	90

Aramis
CYE2022 Earnout Successful Probability	99.0%
Iteration (actual)	100,000
Risk free / Credit risk	8.0%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

	March 31, 2022
Category	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	$—	$—	$2,120	$2,120
Contingent consideration - current (Crisp Results)	—	—	10,000	10,000
Contingent consideration -non-current (AAP)	—	—	1,030	1,030
Total	$—	$—	$13,150	$13,150

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Contingent Consideration
Balance, December 31, 2021	$3,960	$8,439
Additions	—	—
Changes in fair value	(1,840)	2,591
Settlements	—	—
Balance, March 31, 2022	$2,120	$11,030

NOTE 9. INCOME TAXES

As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 58.6% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $310 thousand for the three months ended March 31, 2022. The blended effective tax rate for the three months ended March 31, 2022 was (6.1)%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc. The Company recorded $117 thousand income tax expense for the three months ended March 31, 2021. The blended effective tax rate for the three months ended March 31, 2021 was (124.6)%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

Tax Receivable Agreement
In conjunction with the Business Combination, DMS Inc. and Blocker also entered into a Tax Receivable Agreement (“TRA”) with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH.

As of December 31, 2021, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. The remaining short-term Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

NOTE 10. EARNINGS PER SHARE

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(5,357)	$(212)
Net loss attributable to non-controlling interest	(2,223)	(93)
Net loss attributable to Digital Media Solutions, Inc. - basic and diluted	$(3,134)	$(119)

Denominator:
Weighted average shares - basic and diluted	35,576	33,241

Net earnings (loss) per common share:
Basic and diluted	$(0.09)	$—

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

For the three months ended March 31, 2022, the Company excluded 25.7 million shares of Class B Common Stock, 4 million private warrants, 10.0 million public warrants, 2.0 million shares of restrictive stock options (“Options”), 1.6 million shares of restrictive stock units (“RSU”), and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive. For the three months ended March 31, 2021, the Company excluded 0.2 million private warrants, 0.5 million public warrants, 0.1 million Options, 0.5 million RSU, and the contingent consideration issued in connection with the AAP acquisition, which could be settled in common stock of 1.2 million and convertible equity of 26.3 million as their effect would have been anti-dilutive.

For the three months ended March 31, 2022, the Company excluded contingent consideration issued in connection with AAP and Crisp Results acquisitions, which is payable in DMS common stock at the Company’s option, although the necessary conditions to pay such consideration have been satisfied by the end of the period, as their effect would have been anti-dilutive.

NOTE 11. SUBSEQUENT EVENTS

On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”), a marketing and advertising technology company, for a total up to $3.0 million payable in cash, subject to certain adjustments.

As a result of limited access to the information required to prepare the initial accounting, the initial accounting for the Traverse acquisition is incomplete and the Company is unable to provide the amounts that will be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, pre-existing contingencies, goodwill or other intangible assets at the time of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Quarterly Report (the “Notes”). In addition, reference should be made to our Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results”.

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

RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2022	2021
Revenue by type:
Customer acquisition	96.4%	94.4%
Managed services	2.9%	4.1%
Software services	0.7%	1.5%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	56.1%	58.0%
Marketplace	53.9%	50.9%
Technology Solutions	2.1%	2.1%
Intercompany eliminations	(12.1)%	(11.0)%
Net revenue	100.0%	100.0%
Cost of revenue	71.3%	71.5%
Gross profit	28.7%	28.5%
Salaries and related costs	12.5%	10.6%
General and administrative	10.2%	7.2%
Depreciation and amortization	6.5%	5.6%
Acquisition costs	—%	1.5%
Change in fair value of contingent consideration	2.4%	—%
(Loss) income from operations	(2.9)%	3.6%
Interest expense	3.4%	3.4%
Change in fair value of warrant liabilities	(1.7)%	0.3%
Net loss before income taxes	(4.6)%	(0.1)%
Income tax expense	0.3%	0.1%
Net loss	(4.9)%	(0.2)%
Net loss attributable to non-controlling interest	(2.0)%	(0.1)%
Net loss attributable to Digital Media Solutions, Inc.	(2.9)%	(0.1)%

Operating Results for the three months ended March 31, 2022 and 2021
The following table presents the consolidated results of operations for the three months ended March 31, 2022 and 2021 and the changes from the prior period (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change		% Change
Net revenue	$109,110	$96,803	$12,307		12.7%
Cost of revenue	77,834	69,182	8,652		12.5%
Gross profit	$31,276	$27,621	$3,655		13.2%
Salaries and related costs	13,705	10,269	3,436		33.5%
General and administrative	11,107	6,962	4,145	—	59.5%
Depreciation and amortization	7,060	5,419	1,641		30.3%
Acquisition costs	13	1,494	(1,481)		(99.1)%
Change in fair value of contingent consideration	2,591	—	2,591		100.0%
(Loss) income from operations	$(3,200)	$3,477	$(6,677)		(192.0)%
Interest expense	3,687	3,257	430		13.2%
Change in fair value of warrant liabilities	(1,840)	315	(2,155)	—	(684.1)%
Net loss before income taxes	$(5,047)	$(95)	$(4,952)		5212.6%
Income tax expense	310	117	193		165.0%
Net loss	$(5,357)	$(212)	$(5,145)		2426.9%
Net loss attributable to non-controlling interest	(2,223)	(93)	(2,130)		2290.3%
Net loss attributable to Digital Media Solutions, Inc.	$(3,134)	$(119)	$(3,015)		2533.6%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Brand Direct
Customer acquisition	$59,619	$52,901	$6,718	13%
Managed services	1,609	3,278	(1,669)	(51)%
Total Brand Direct	61,228	56,179	5,049	9%
Marketplace
Customer acquisition	58,806	49,101	9,705	20%
Managed services	—	158	(158)	(100)%
Total Marketplace	58,806	49,259	9,547	19%
Technology Solutions
Managed services	1,510	510	1,000	196%
Software services	826	1,507	(681)	(45)%
Total Technology Solutions	2,336	2,017	319	16%
Corporate and Other
Customer acquisition	(13,260)	(10,652)	(2,608)	24%
Total Corporate and Other	(13,260)	(10,652)	(2,608)	24%
Total Customer acquisition	105,165	91,350	13,815	15%
Total Managed services	3,119	3,946	(827)	(21)%
Total Software services	826	1,507	(681)	(45)%
Total Net revenue	$109,110	$96,803	$12,307	13%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $6.7 million or 13% during the three months ended March 31, 2022. Customer acquisition revenue for Marketplace increased by $9.7 million or 20% for the three months ended March 31, 2022. The increases in both the Brand Direct and Marketplace segments were primarily due to the migration of consumers to the online shopping experience, especially in the auto and health insurance verticals, as well as two acquisitions the Company completed in the first half of 2021.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $0.8 million or 21% during the three months ended March 31, 2022. The decrease was primarily driven by decreased media activity resulting in lower agency fees.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three months ended March 31, 2022.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended March 31,
	2022	2021	PPTS Change
Brand Direct	20.9%	26.9%	-6.0
Marketplace	27.9%	25.7%	2.2
Technology Solutions	88.6%	79.4%	9.2
Total gross profit percentage	28.7%	28.5%	0.2

Gross profit for Brand Direct decreased for the three months ended March 31, 2022, primarily driven by compressed pricing within auto insurance and increasing telecom costs (dialer fees) for DMS Voice, our voice integrated telephony system.

Gross profit for Marketplace increased for the three months ended March 31, 2022, primarily driven by strong performance from our Crisp acquisition and optimizing the media mix to drive lead conversion leveraging our first-party data asset.

Gross profit for Technology Solutions increased for the three months ended March 31, 2022, driven by the optimization of media purchasing activity which lead to larger budgets and resulted in increased fees.

Total gross profit increased for the three months ended March 31, 2022, primarily due to acquisition related performance, vertical expansion, and growth of our first-party data asset through signals data.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $3.4 million or 33.5% for the three months ended March 31, 2022, which was primarily driven by stock-based compensation and headcount as a result of required expansion of our workforce to support the Company’s growth, as well as the addition of FTEs from the Crisp Results and Aimtell/Aramis/PushPros (“AAP”) acquisitions.

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

General and administrative expenses increased $4.1 million or 59.5% for the three months ended March 31, 2022. The increase was primarily driven by acquisition related expenses across multiple categories including software, technology, and professional expenses as well as an overall increase in insurance and compliance fees.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs..

Acquisition costs decreased by $1.5 million or 99.1%, during the three months ended March 31, 2022. The decrease was primarily due to higher prior year acquisition costs related to Crisp Results and Aimtell/Aramis/PushPros (“AAP”) acquisitions.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense increased $1.6 million or 30.3%, during the three months ended March 31, 2022, primarily driven by the fixed assets acquired with Crisp Results and AAP, as well as continued investments in internally developed software, which were placed in service during 2021.

Interest expense. Interest expense for three months ended March 31, 2022 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 5. Debt).

Interest expense increased by $0.4 million or 13.2%, during the three months ended March 31, 2022. The increase for the three months ended March 31, 2022, was primarily due to comparatively higher outstanding debt balance.

Income tax expense. The Company recorded income tax expense of $0.3 million for the three months ended March 31, 2022. The blended effective tax rate for the three months ended March 31, 2022 was (6)%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc.

NON-GAAP FINANCIAL MEASURES

In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (“GAAP”), this Quarterly Report includes additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”), including adjusted EBITDA, unlevered free cash flow, adjusted net income and adjusted EPS. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures can be found below.

As explained further below, we use these financial measures internally to review the performance of our business units without regard to certain accounting treatments, non-operational, extraordinary or non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.

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

Adjusted EBITDA is defined as net loss, excluding (a) interest expense, (b) income tax expense, (c) depreciation and amortization, (d) change in fair value of warrant liabilities, (e) debt extinguishment, (f) stock-based compensation, (g) change in tax receivable agreement liability, (h) restructuring costs, (i) acquisition costs, and (j) other expense.

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

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,357)	$(212)
Adjustments
Interest expense	3,687	3,257
Income tax expense	310	117
Depreciation and amortization	7,060	5,419
Change in fair value of warrant liabilities (1)	(1,840)	315
Stock-based compensation expense	1,842	1,257
Restructuring costs	394	(351)
Acquisition costs (2)	2,604	1,494
Other expense (3)	1,793	1,513
Adjusted net income	$10,493	$12,809
Additional adjustments
Pro forma cost savings - Reorganization (4)	$—	$31
Pro forma cost savings - Acquisitions (5)	—	769
Acquisitions EBITDA (6)	—	2,711
Adjusted EBITDA	$10,493	$16,320
Less: Capital Expenditures	1,617	2,391
Unlevered free cash flow	$8,876	$13,929
Unlevered free cash flow conversion	84.6%	85.3%
______________
(1)Mark-to-market warrant liability adjustments.
(2)Balance includes business combination transaction fees, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(3)Balance includes legal fees associated with acquisitions and other extraordinary matters, costs related to philanthropic initiatives, and private warrant transaction related costs.
(4)Costs savings as a result of the Company reorganization initiated in Q2 2020.
(5)Cost synergies expected as a result of the full integration of the acquisitions.
(6)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the three months ended March 31, 2021.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Unlevered free cash flow	$8,876	$13,929
Capital expenditures	1,617	2,391
Adjusted EBITDA	$10,493	$16,320
Acquisitions EBITDA (1)	—	2,711
Pro forma cost savings - Reorganization (2)	—	31
Pro forma cost savings - Acquisitions (3)	—	769
Adjusted net income	$10,493	$12,809
Acquisition costs (4)	2,604	1,494
Other expenses (5)	1,793	1,513
Stock-based compensation	1,842	1,257
Restructuring costs	394	(351)
Change in fair value of warrant liabilities (6)	(1,840)	315
Subtotal before additional adjustments	$5,700	$8,581
Less: Interest expense	3,687	3,257
Less: Income tax expense	310	117
Provision for bad debt	532	410
Lease restructuring charges	(126)	(303)
Stock-based compensation, net of amounts capitalized	1,842	1,257
Amortization of debt issuance costs	453	233
Deferred income tax provision, net	(392)	(1,016)
Change in fair value of contingent consideration	2,591	382
Change in fair value of warrant liability	(1,840)	315
Change in income tax receivable and payable	732	1,133
Change in accounts receivable	(7,368)	(1,069)
Change in prepaid expenses and other current assets	1,150	367
Change in accounts payable and accrued expenses	(1,263)	(5,703)
Change in other liabilities	38	(24)
Net cash (used in) provided by operating activities	$(1,948)	$1,189

______________
(1)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results, and acquisitions during the three months ended March 31, 2021.
(2)Costs savings as a result of the Company reorganization initiated in Q2 2020.
(3)Cost synergies expected as a result of the full integration of the acquisitions.
(4)Balance includes business combination transaction fees, acquisition incentive payments, contingent consideration accretion, earnout payments and pre-acquisition expenses.
(5)Balance includes legal fees associated with acquisitions and other extraordinary matters, costs related to philanthropic initiatives, and private warrant transaction related costs.
(6)Mark-to-market warrant liability adjustments.

Adjusted Net Income and Adjusted EPS

We use the non-GAAP measures Adjusted Net Income and Adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define Adjusted Net Income (Loss) as net loss attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the change in fair value of warrant liabilities, debt extinguishment, Business Combination, acquisition-related costs, equity based compensation and lease restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC ("DMSH LLC") (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock of Digital Media Solutions, Inc. on a one-to-one basis. We define adjusted pro forma net loss per share as adjusted pro forma net loss divided by the weighted-average shares of Class A Common Stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(5,357)	$(212)
Net loss attributable to non-controlling interest	(2,223)	(93)
Net loss attributable to Digital Media Solutions, Inc. - basic and diluted	$(3,134)	$(119)

Denominator:
Weighted average shares - basic and diluted	35,576	33,241

Net earnings (loss) per common share:
Basic and diluted	$(0.09)	$—

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Digital Media Solutions, Inc. - basic and diluted	$(3,134)	$(119)
Add adjustments:
Change in fair value of warrant liabilities	(1,840)	315
Acquisition and related costs	2,604	1,494
Restructuring costs	394	(351)
Business combination expenses	—	769
Stock-based compensation expense	1,842	1,257
	$3,000	$3,484
Net income tax expense based on conversion of units	—	144
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - basic and diluted	$(134)	$3,509

Denominator:
Weighted-average shares outstanding - basic and diluted	35,576	33,241
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,728	26,306
	61,304	59,547

Adjusted EPS - basic and diluted	$—	$0.06

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2022	December 31, 2021	$ Change	% Change
Cash	$21,703	$26,394	$(4,691)	(18)%
Availability under revolving credit facility	$50,000	$50,000	$—	—%
Total Debt	$217,533	$217,755	$(222)	—%

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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC will pay a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the three months ended March 31, 2022, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

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

Cash flows from operating activities
Net cash (used in) provided by operating activities was $(1.9) million for the three months ended March 31, 2022 as compared to $1.2 million provided by operating activities in the three months ended March 31, 2021. The decrease is primarily attributable to an increase in accounts receivable due to timing of customer payments, and a slight decrease in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2022 decreased by $5.2 million or 76% to $1.6 million from $6.8 million for the three months ended March 31, 2021 primarily due to the timing of the acquisition of AAP made during the first quarter of 2021.

Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2022 was $1.1 million, reflecting a decrease of $0.7 million or 40%, as compared to $1.9 million for the three months ended March 31, 2021. This decrease was due to higher required repayments of borrowings of long-term debt and notes payable in the prior year under the Monroe Credit Facility and Insurance Premium Financial Service arrangements.

For the three months ended March 31, 2022 and 2021, our Unlevered Free Cash Flow conversion rate was 84.6% and 85.3%, respectively. The slight decrease was due to higher business performance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2021 Form 10-K, for further information on our critical and other significant accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements (Unaudited), included in Item 1: Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

Interest Rate Risk
As of March 31, 2022, we had total debt outstanding of $217.5 million (net of $5.8 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our original Term Loan of $225 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $2.2 million annually, based on the debt outstanding at March 31, 2022.

Item 4. Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation as of March 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2021 Form 10-K. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

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

In this regard, in connection with our implementation of policies and procedures with respect to accounts receivable, including the allowance for doubtful accounts, and associated revenue, we previously discovered a material error in a customer receivable account, related to a duplicate billing of a customer in fiscal years 2020 and 2021. As a result of these matters, we determined that our controls around revenue and accounts receivable policies and procedures were not effective as of December 31, 2021. The errors related to these matters have been corrected and are properly reflected in our consolidated financial statements for the year ended December 31, 2021 and the quarter ended March 31, 2022.

We continue to analyze our aged receivables and have not identified any additional material errors similar to the items identified above. We are monitoring our processes and controls around evaluating the collectability of customer receivables along with assessing the loss rates used to calculate the reserve for potential uncollectible receivables. We believe our ongoing efforts will be sufficient to remediate the identified material weakness.

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2022.

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors

The Company’ s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

* Filed herewith

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these section

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: May 10, 2022

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vasundara Srenivas
Name:	Vasundara Srenivas
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)