Form 10-Q
period 2022-06-30
Digital Media Solutions, Inc.
filed 2022-08-09
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to __________
_______________________________________
Digital Media Solutions, Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________

Delaware	001-38393	98-1399727
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4800 140th Avenue N., Suite 101, Clearwater, Florida		33762
(Address of Principal Executive Offices)		(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, 39,836,114 shares of the registrant’s Class A common stock; 25,699,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,078 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the COVID-19 pandemic or other public health crises; (2) changes in client demand for our services and our ability to adapt to such changes; (3) the entry of new competitors in the market; (4) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (5) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers; (6) the performance of DMS’s technology infrastructure; (7) the ability to protect DMS’s intellectual property rights; (8) the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires, including Traverse Data, Inc., the Crisp Results assets and Aimtell, PushPros and Aramis Interactive; (9) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate the identified material weakness; (10) changes in applicable laws or regulations and the ability to maintain compliance; (11) our substantial levels of indebtedness; (12) volatility in the trading price on the NYSE of our common stock and warrants; (13) fluctuations in value of our private placement warrants; and (14) other risks and uncertainties indicated from time to time in

DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 16, 2022 (“2021 Form 10-K”) and its subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statement
DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,370	$26,394
Accounts receivable, net of allowances of $5,860 and $4,930, respectively	46,545	51,578
Prepaid and other current assets	1,188	3,698
Income tax receivable	1,537	2,078
Total current assets	75,640	83,748
Property and equipment, net	18,152	19,168
Goodwill	76,947	76,558
Intangible assets, net	58,888	66,228
Deferred tax assets	—	—
Other assets	858	889
Total assets	$230,485	$246,591
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$40,684	$42,073
Accrued expenses and other current liabilities	9,912	9,473
Current portion of long-term debt	2,250	2,250
Income taxes payable	193	103
Tax Receivable Agreement liability	1,310	1,310
Contingent consideration payable - current	10,909	7,370
Deferred acquisitions consideration payable - current	4,928	4,785
Total current liabilities	70,186	67,364

Long-term debt	215,089	215,505
Deferred tax liabilities	4,001	4,786
Private Placement Warrant liabilities	480	3,960
Contingent consideration payable - non-current	494	1,069
Other non-current liabilities	1,754	1,725
Total liabilities	292,004	294,409
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at June 30, 2022	—	—
Class A Common Stock, $0.0001 par value, 500,000 shares authorized; 36,564 issued and outstanding at June 30, 2022	3	3
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and 25,699 outstanding at June 30, 2022	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at June 30, 2022	—	—
Additional paid-in capital	(22,313)	(25,239)
Cumulative deficit	(11,060)	(944)
Total stockholders' deficit	(33,367)	(26,177)
Non-controlling interest	(28,152)	(21,641)
Total deficit	(61,519)	(47,818)
Total liabilities and deficit	$230,485	$246,591
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$91,197	$105,079	$200,307	$201,882
Cost of revenue (exclusive of depreciation and amortization shown separately below)	67,784	71,359	145,624	140,541
Salaries and related costs	13,237	11,708	26,945	21,977
General and administrative expenses	12,444	10,552	23,544	17,514
Depreciation and amortization	7,173	7,044	14,233	12,463
Acquisition costs	279	466	292	1,960
Change in fair value of contingent consideration liabilities	(55)	—	2,536	—
(Loss) income from operations	$(9,665)	$3,950	$(12,867)	$7,427
Interest expense	3,817	3,622	7,502	6,879
Change in fair value of warrant liabilities	(1,640)	(7,750)	(3,480)	(7,435)
Loss on debt extinguishment	—	2,108	—	2,108
Net (loss) income before income taxes	$(11,842)	$5,970	$(16,889)	$5,875
Income tax expense	45	1,031	355	1,148
Net (loss) income	$(11,887)	$4,939	$(17,244)	$4,727
Net (loss) income attributable to non-controlling interest	(4,905)	2,411	(7,121)	2,373
Net (loss) income attributable to Digital Media Solutions, Inc.	$(6,982)	$2,528	$(10,123)	$2,354

Weighted-average shares outstanding - basic	39,553	35,377	37,969	34,315
Weighted-average shares outstanding - diluted	65,252	36,522	63,682	34,325
Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic - per common shares	$(0.18)	$0.07	$(0.27)	$0.07
Diluted - per common shares	$(0.18)	$0.07	$(0.27)	$(0.06)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, March 31, 2022	36,394	$3	25,699	$3	$(23,754)	$(4,078)	$(27,826)	$(23,980)	$(51,806)
Net (loss) income	—	—	—	—	—	(6,982)	(6,982)	(4,905)	$(11,887)
Stock-based compensation	—	—	—	—	2,174	—	2,174	—	2,174
Shares issued under the 2020 Omnibus Incentive Plan	170	—	—	—	—	—	—	—	—
Impact of transactions affecting non-controlling interest (1)	—	—	—	—	(733)	—	(733)	733	—
Balance, June 30, 2022	36,564	$3	25,699	$3	$(22,313)	$(11,060)	$(33,367)	$(28,152)	$(61,519)

(1) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued under the 2020 Omnibus Incentive Plan.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, March 31, 2021	33,687	$3	25,999	$3	$(37,261)	$(3,265)	$(40,520)	$(39,016)	$(79,536)
Net income	—	—	—	—	—	2,528	2,528	2,411	$4,939
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	$—	—	$—	$11,513	$—	$11,513	$8,310	$19,823
Prism shares redeemed and issued to Class A Common Stock	300	$—	(300)	$—	$192	$—	$192	$—	$192
Directors and employee vested units redeemed	82	$—	—	$—	$—	$—	—	$—	$—
Stock-based compensation	—	$—	—	$—	$1,394	$—	$1,394	$—	$1,394
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	$—	—	—	$392	$—	$392	$—	$392
Impact of transactions affecting non-controlling interest (2)	—	$—	—	$—	$(3,788)	$—	$(3,788)	$3,788	$—
Other (3)	—	$—	—	$—	$(84)	$—	$(84)	$(27)	$(111)
Balance, June 30, 2021	35,818	$3	25,699	3	(27,642)	(737)	$(28,373)	$(24,534)	$(52,907)

(1) On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the sellers of SmarterChaos.
(3) Includes costs associated with the issuance of equity shares.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$(47,818)
Net (loss) income	—	—	—	—	—	(10,123)	(10,123)	(7,121)	(17,244)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—
Shares issued in connection with acquisition of Crisp Results (Note 6)	—	—	—	—	—	—	—	—	—
Exercise of warrants to issue Class A common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,116	—	4,116	—	4,116
Shares issued under the 2020 Omnibus Incentive Plan	185	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	(573)	(573)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(1,183)	—	(1,183)	1,183	—
Balance, June 30, 2022	36,564	$3	25,699	$3	$(22,306)	$(11,067)	$(33,367)	$(28,152)	$(61,519)

(1) On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 154,000 shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of June 30, 2022, $10 thousand of these distributions have not been paid.
(3) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos and shares issued under the 2020 Omnibus Incentive Plan.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net (loss) income	—	—	—	—	—	2,354	2,354	2,373	4,727
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 6)	1,293	—	—	—	9,384	—	9,384	5,616	15,000
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	—	—	—	11,513	—	11,513	8,310	19,823
Exercise of warrants to issue Class A common stock	1	—	—	—	17	—	17	—	17
Prism shares redeemed and issued to Class A Common Stock	300	—	(300)	—	192	—	192	—	192
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	—	—	—	392	—	392	—	392
Shares issued under the 2020 Omnibus Incentive Plan	82	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,759	—	2,759	—	2,759
Impact of transactions affecting non-controlling interest (2)	—	—	—	—	(3,733)	—	(3,733)	3,733	—
Other (3)	—	—	—	—	(84)	—	(84)	(48)	(132)
Balance, June 30, 2021	35,818	$3	25,699	$3	$(27,587)	$(792)	$(28,373)	$(24,534)	$(52,907)

(1) On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the sellers of SmarterChaos.
(3) Includes costs associated with the issuance of equity shares.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(17,244)	$4,727
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	1,339	909
Depreciation and amortization	14,233	12,463
Lease restructuring charges	2	174
Loss on debt extinguishment	—	2,108
Stock-based compensation, net of amounts capitalized	3,908	2,530
Amortization of debt issuance costs	938	528
Deferred income tax provision, net	(785)	364
Change in fair value of contingent consideration	2,536	560
Change in fair value of warrant liability	(3,480)	(7,435)
Change in income tax receivable and payable	631	(2,328)
Change in accounts receivable	4,026	(4,330)
Change in prepaid expenses and other current assets	2,585	222
Change in accounts payable and accrued expenses	(1,275)	(6,768)
Change in other liabilities	27	(190)
Net cash provided by operating activities	$7,441	$3,534
Cash flows from investing activities
Additions to property and equipment	$(3,197)	$(4,212)
Acquisition of businesses, net of cash acquired	(2,579)	(24,830)
Net cash used in investing activities	$(5,776)	$(29,042)
Cash flows from financing activities
Proceeds from issuance of long-term debt	$—	$220,840
Payments of long-term debt and notes payable	(1,126)	(199,851)
Proceeds from borrowings on revolving credit facilities	—	11,000
Payments of borrowings on revolving credit facilities	—	(15,000)
Payment of debt issuance costs	—	(3,565)
Payment of equity issuance	—	(322)
Payment of early termination	—	(188)
Proceeds from warrants exercised	—	11
Distributions to non-controlling interest holders	(563)	—
Other	—	15
Net cash (used in) provided by financing activities	$(1,689)	$12,940
Net change in cash	$(24)	$(12,568)
Cash, beginning of period	26,394	31,397
Cash, end of period	$26,370	$18,829

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$6,524	$6,308
Income taxes	$—	$3,837
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$2,964	$14,890
Stock-based compensation capitalized in property and equipment	$208	$229
Capital expenditures included in accounts payable	$269	$1,144
Issuance of equity for Aimtell/Aramis//PushPros, and Crisp Results	$—	$35,000
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

Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements; therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year.

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo Holdings Corp. (“Leo”) pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 58.7% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 41.3% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of June 30, 2022, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 41.3% and as of December 31, 2021 it was 41.6%.
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

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in our 2021 Form 10-K.

New Accounting Standards

Accounting Standards Not Yet Adopted
In February 2016, the FASB issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to adopt the standard using the optional transition method whereby we would apply the new lease requirements through a cumulative-effect adjustment on the effective date of adoption. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We are currently evaluating the impact on our consolidated balance sheets.

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

In June 2016, the FASB issued authoritative guidance ASC 326 Financial Instruments - Credit Losses, regarding the impairment model known as the current expected credit loss (“CECL”) model on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a CECL model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact on our consolidated financial statements.

NOTE 2. REVENUE

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended June 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$43,124	$54,092	$—	$(10,232)	$86,984
Managed services	1,665	—	1,403	—	3,068
Software services	—	—	1,145	—	1,145
Total Net revenue	$44,789	$54,092	$2,548	$(10,232)	$91,197

	Three Months Ended June 30, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$57,955	$57,763	$—	$(14,476)	$101,242
Managed services	1,921	—	1,109	—	3,030
Software services	—	—	807	—	807
Total Net revenue	$59,876	$57,763	$1,916	$(14,476)	$105,079

	Six Months Ended June 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$102,743	$112,898	$—	$(23,492)	$192,149
Managed services	3,274	—	2,913	—	6,187
Software services	—	—	1,971	—	1,971
Total Net revenue	$106,017	$112,898	$4,884	$(23,492)	$200,307

	Six Months Ended June 30, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$111,009	$107,022	$—	$(25,127)	$192,904
Managed services	5,046	—	2,325	—	7,371
Software services	—	—	1,607	—	1,607
Total Net revenue	$116,055	$107,022	$3,932	$(25,127)	$201,882

Contract Balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the balance of deferred revenue was $1.3 million and $1.8 million, respectively, and is recorded within “Accrued expenses and other current liabilities” on the unaudited consolidated balance sheets. We expect the majority of the deferred revenue balance at June 30, 2022 to be recognized as revenue during the following quarter.

For the three and six months ended June 30, 2022, one customer accounted for approximately 24.7% and 21.0%, respectively, of our total revenues. For the three and six months ended June 30, 2021, no customer accounted for more than 10% of our total revenues.

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

The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$91,197	$105,079	$200,307	$201,882
Brand Direct	44,789	59,876	106,017	116,055
Marketplace	54,092	57,763	112,898	107,022
Technology Solutions	2,548	1,916	4,884	3,932
Intercompany eliminations	(10,232)	(14,476)	(23,492)	(25,127)
Cost of revenue	67,784	71,359	145,624	140,541
Brand Direct	36,137	44,321	84,591	87,140
Marketplace	41,463	41,056	83,843	77,654
Technology Solutions	416	458	682	874
Intercompany eliminations	(10,232)	(14,476)	(23,492)	(25,127)
Gross profit	$23,413	$33,720	$54,683	$61,341
Brand Direct	8,652	15,555	21,426	28,915
Marketplace	12,629	16,707	29,055	29,368
Technology Solutions	2,132	1,458	4,202	3,058
Salaries and related costs	13,237	11,708	26,945	21,977
General and administrative expenses	12,444	10,552	23,544	17,514
Depreciation and amortization	7,173	7,044	14,233	12,463
Acquisition costs	279	466	292	1,960
Change in fair value of contingent consideration liabilities	(55)	—	2,536	—
Income from operations	$(9,665)	$3,950	$(12,867)	$7,427

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2021	$18,376	$54,554	$3,628	$76,558
Additions (Note 6)	—	—	444	444
Miscellaneous changes	(55)	—	—	(55)
Balance, June 30, 2022	$18,321	$54,554	$4,072	$76,947

The carrying amount of goodwill for all reporting units had no accumulated impairments as of June 30, 2022 and December 31, 2021.

Intangible assets, net

Finite-lived intangible assets, net consisted of the following (in thousands):

		June 30, 2022			December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	3 to 5	$54,346	$(34,675)	$19,671	$51,946	$(29,929)	$22,017
Customer relationships	2 to 9	49,423	(17,181)	32,242	49,273	(13,076)	36,197
Brand	1 to 7	12,168	(5,408)	6,760	12,109	(4,575)	7,534
Non-competition agreements	3	1,901	(1,686)	215	1,898	(1,418)	480
Total		$117,838	$(58,950)	$58,888	$115,226	$(48,998)	$66,228

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $5.0 million and $10.0 million for the three and six months ended June 30, 2022, respectively, and $5.8 million and $9.9 million for the three and six months ended June 30, 2021, respectively.

NOTE 5. DEBT

The following table presents the components of outstanding debt (in thousands):

	June 30, 2022	December 31, 2021
Term loan	$222,750	$223,875
Less: Unamortized debt issuance costs (1)	(5,411)	(6,120)
Debt, net	217,339	217,755
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$215,089	$215,505
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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the three and six months ended June 30, 2022, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of June 30, 2022 the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.3 million and $2.1 million, respectively. As of December 31, 2021, the Term Loan debt discount and debt issuance cost included in the carrying value of the debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. At June 30, 2022 and December 31, 2021, the unamortized debt issuance cost of $0.7 million and $0.8 million, respectively, associated with the undrawn Revolving Facility is classified and amortized as “Other assets” within consolidated balance sheets.

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

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at June 30, 2022 (in thousands):

2022	$1,125
2023	2,250
2024	2,250
2025	2,250
2026 and thereafter	214,875
Total debt	$222,750

NOTE 6. ACQUISITIONS

Traverse
On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”). Traverse is a marketing and advertising technology company. The Company paid cash consideration of $2.5 million upon closing of the transaction. The transaction also includes up to $0.5 million in contingent consideration, subject to the achievement of certain milestones, which can be paid in cash 15 months after the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Future further analysis of the forecast and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities may be needed to adjust their fair value throughout the measurement period.

As of May 10, 2022, the acquisition date, the preliminary fair value of the intangibles, contingent consideration liability and working capital accounts are as follows (in thousands):

Traverse	Acquisition Date Fair Value
Goodwill	$444
Intangible Assets:
Technology	$2,500
Customer relationships	$50
Brand	$59
Non-competition agreements	$3

Contingent consideration liability	$428

Working capital accounts	$(49)

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of May 10, 2022. Under Accounting Standards Codification 805 (“ASC 805”), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included technology, brand, customer relationships and non-competition agreements. Fair value of the technology was determined using the Multi Period Excess Earnings Approach; fair value of the customer relationships was determined using the Excess Earnings Method utilizing distributor inputs; fair value of the brand was determined using the Relief from Royalty Method; and fair value of the non-competition agreements was determined using the Discounted Cash Flow Approach.

The goodwill related to this transaction reflects the synergies expected from combining the operations of Traverse and is included in the Technology Solutions reportable segment. Goodwill is expected to be deductible for tax purposes. Intangible assets primarily consist of technology, brand and customer relationships with an estimated useful life of five years for technology, three years for brand and five years for customer relationships.

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 1.6 million Class A Common Stock valued at $20.0 million. The transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain milestones, which can be paid in cash or Class A Common Stock at the election of the Company, and a $5.0 million deferred payment, to be paid 18 months after the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we made adjustment to the initial and subsequent fair value of the intangible assets, goodwill, contingent consideration and working capital. Since December 31, 2021, there were no measurement period adjustments identified and recorded. Accounting for the acquisition was completed on March 31, 2022.

As of April 1, 2021, the acquisition date, the fair value of the contingent consideration was $5.2 million. During the six months ended June 30, 2022, the fair value of the contingent consideration increased $2.6 million due to accretion to $10.0 million from December 31, 2021. As of April 1, 2022, the contingent consideration milestones were met, and the Company paid it on July 1, 2022 in the form of 2.99 million unregistered shares of Class A Common Stock, priced at $3.3455, the average closing price of the Class A common stock during the twenty trading-day period ended March 31, 2022.

As of April 1, 2021, the acquisition date, the fair value of the deferred consideration was $4.6 million. During the six months ended June 30, 2022, the present value of the deferred consideration increased slightly due to accretion to $4.9 million from December 31, 2021. Since December 31, 2021, there were no measurement period adjustments identified and recorded.

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of April 1, 2021. Under Accounting Standards Codification 805 (“ASC 805”), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. Fair value of the Crisp Results brand was determined using the Relief from Royalty Method, and the fair value of customer relationships was determined using the Multi Period Excess Earnings Method.

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

Aimtell, Aramis and PushPros

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

The Company paid consideration of $20.0 million upon closing of the transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million. The transaction also included up to

$15.0 million in contingent consideration to be earned over the three years following the acquisition, subject to the achievement of certain milestones. The contingent consideration can be paid in cash or Class A Common Stock at the election of the Company.

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition date, we recorded adjustments during the year ended December 31, 2021 related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we made adjustments to the initial and subsequent fair value of the intangible assets, goodwill, contingent consideration and working capital. Since December 31, 2021, there was a $0.1 million measurement period adjustment identified and recorded in Goodwill during the period ended March 31, 2022. There were no further measurement period adjustments identified and recorded since accounting for the acquisition was completed on March 31, 2022.

As of February 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was $2.1 million. As of June 30, 2022, the contingent consideration earnout fair value total of $1.0 million remained relatively unchanged since December 31, 2021. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under Accounting Standards Codification 805 (ASC 805), an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand, technology, customer relationships and non-competition agreements of the acquired business. Fair value of the Aimtell and PushPros technology was determined using the Multi Period Excess Earnings Method; fair value of the AAP non-compete agreements was determined using a Discounted Cash Flow Approach; fair value of the AAP brand was determined using a Relief from Royalty Method; fair value of the Aramis customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the Aimtell and PushPros customer relationships was determined using the excess earnings method with distributor inputs.

The goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of AAP and is included in the Brand Direct reportable segment. Goodwill is expected to be deductible for Aramis and PushPros for tax purposes. Intangible assets primarily consist of technology and customer relationships.

The acquisition date fair value of assets acquired and liabilities assumed from the AAP, Crisp Results and Traverse acquisitions consist of the following (in thousands):

	Expected Useful Life	AAP	Crisp Results	Traverse
		2021	2021	2022
Cash		$—	$—	$232
Goodwill		9,761	21,894	444
Technology	4 to 5	3,900	—	2,500
Customer relationships	4 to 6	7,690	19,600	50
Accounts receivable, net		3,100	2,610	276
Brand	1 to 7	208	7,400	59
Non-competitive agreements	1 to 3	83	—	3
Property and equipment	3 to 5	250	220	—
Accounts payable		(2,887)	(1,593)	(454)
Other assets acquired and liabilities assumed, net (1)		740	1	(103)
Net assets and liabilities acquired		$22,845	$50,132	$3,007

(1) Other assets acquired and liabilities assumed, net includes prepaids and other current assets, partially offset by other current liabilities (e.g., Travel and expense payables, payroll liabilities, tax liabilities, and transition services payable).

The weighted average amortization period for AAP acquisition technology is 4 years, customer relationships is 4.1 years, brand is 2.1 years and non-compete agreements is 3 years. The weighted average amortization period for Crisp Results acquisition customer relationships is 6 years, and brand is 7 years. The weighted average amortization period for Traverse acquisition technology is 5 years, customer relationships is 5 years, brand is 3 years and non-compete agreements is 1 year. In total, the weighted average amortization period for AAP is 4 years, Crisp Results is 5.6 years and Traverse is 5 years.

The following schedule represents the amounts of net revenue and net loss from operations related to Traverse, AAP and Crisp Results acquisitions which have been included in the unaudited consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Traverse	Traverse
Net revenue	$360	$360
Net income from operations	$70	$70

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	AAP	Crisp Results	AAP	Crisp Results
Net revenue	$5,774	$6,967	$10,075	$6,967
Net loss from operations	$(484)	$(155)	$(620)	$(155)

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates (in thousands):

	Three Months Ended June 30, 2022
	DMS	Traverse	Pro Forma
Net revenue	$91,197	$277	$91,474
Net (loss) income from operations	$(9,665)	$(434)	$(10,099)

	Three Months Ended June 30, 2021
	DMS	AAP	Crisp Results	Traverse	Pro Forma
Net revenue	$105,079	$—	$—	$583	$105,662
Net income (loss) from operations	$3,950	$—	$—	$(21)	$3,929

	Six Months Ended June 30, 2022
	DMS	Traverse	Combined
Net revenue	$200,307	$999	$201,306
Net loss from operations	$(12,867)	$(417)	$(13,284)

	Six Months Ended June 30, 2021
	DMS	AAP	Crisp Results	Traverse	Pro Forma
Net revenue	$201,882	$2,465	$8,284	$1,253	$213,884
Net income (loss) from operations	$7,427	$457	$2,296	$(67)	$10,113

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

Since the year ended December 31, 2020, due to the economic environment caused by the COVID-19 pandemic, the Company entered into negotiations with landlords to terminate certain lease agreements, which reduced cash needs by approximately $1.9 million over the remaining life of the original leases through April 30, 2025. As of June 30, 2022, the Company has four leased properties, representing 55,798 square feet of office space located in the United States, that are currently in negotiations with landlords to be reduced or terminated.

Valuation adjustments related to the reserve and lease accretion are recorded in General and administrative expenses in the consolidated statements of operations. The change in liability for the restructuring costs reserve for the three and six months ended June 30, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Beginning balance	$2,244	$2,966
Valuation adjustments	496	432
Lease payments	(290)	(487)
Lease accretion	48	46
Ending balance	$2,498	$2,957
Current portion - Accrued expenses and other current liabilities	$908	$1,200
Long-term portion - Other non-current liabilities	$1,590	$1,757

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$2,516	$3,653
Valuation adjustments	470	81
Lease payments	(584)	(870)
Lease accretion	96	93
Ending balance	$2,498	$2,957
Current portion - Accrued expenses and other current liabilities	$908	$1,200
Long-term portion - Other non-current liabilities	$1,590	$1,757

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

Private Placement Warrants - We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheet as of June 30, 2022 and 2021, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private

Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement. As of June 30, 2022, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

June 30, 2022
Private Placement Warrants Fair Value Per Share	$0.12
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.11
Remaining contractual term in years	3.04
Estimated volatility	85.0%
Dividend yield	0.0%
Risk free interest rate	2.97%

Contingent consideration payable related to acquisitions

The fair value of the contingent considerations payable for the AAP and Traverse acquisitions (described in Note 6. Acquisitions) were determined using a Monte Carlo fair value analysis and a scenario-based methodology, respectively, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Acquisition costs on the statement of operations.

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock. (See Note 6. Acquisitions).

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
CYE2021 Revenue - Actual	$7,193,881
CYE2022 Revenue - 6 Months Actual	$2,724,201
CYE2022 Revenue - 6 Months Expectations	$8,908,838
CYE2023 Revenue - Expectations	$14,636,891
CYE2022 Risk Adjusted Revenue - 6 Months	$8,715,176
CYE2023 Risk Adjusted Revenue	$13,413,226
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	9.50%
Risk free / Credit risk	12.0%
Days gap from period end to payment	90

Aramis
CYE2022 Earnout Successful Probability	99.0%
Iteration (actual)	100,000
Risk free / Credit risk	12.0%
Days gap from period end to payment	90

Traverse
CYE2023 Earnout Successful Probability	95.0%
Risk free / Credit risk	10.0%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		June 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Total liabilities	$—	$—	$480	$480
Contingent consideration - Crisp Results	Contingent consideration payable - current	—	—	10,000	10,000
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	909	909
Contingent consideration - Traverse	Contingent consideration payable - non-current	—	—	428	428
Contingent consideration - Aimtell/PushPro	Contingent consideration payable - non-current	—	—	66	66
Total		$—	$—	$11,883	$11,883

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Contingent Consideration
Balance, April 1, 2022	$2,120	$11,030
Additions	—	428
Changes in fair value	(1,640)	(55)
Settlements	—	—
Balance, June 30, 2022	$480	11,403

	Private Placement Warrants	Contingent Consideration
Balance, December 31, 2021	$3,960	$8,439
Additions	—	428
Changes in fair value	(3,480)	2,536
Settlements	—	—
Balance, June 30, 2022	$480	$11,403

NOTE 9. EMPLOYEE AND DIRECTOR INCENTIVE PLANS

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $3.9 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively, and are included in “Salaries and related costs” within the Consolidated Statement of Operations.

Restricted Stock Units
On April 12, 2022, the Board voted to award 762,000 RSUs consisting of 381,406 performance-based vesting RSUs (“PRSUs”) and 381,406 time-based vesting RSUs (“TRSUs”) to directors under the 2020 Plan. The TRSU and PRSUs vest one-fourth each year based on four years of continuous service starting with January 1, 2022 through January 1, 2026. Vesting of the PRSUs are also subject to certain performance metrics of the Company, which the Company evaluates on a quarterly basis. The fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date. For PRSUs, fair value was also determined based on the assessed likelihood of meeting the performance metrics for each tranche of the awards as of the grant date. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

NOTE 10. INCOME TAXES

As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 58.7% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $0.05 million and $0.36 million for the three and six months ended June 30, 2022, respectively. The blended effective tax rate for the three and six months ended June 30, 2022 was 0.4% and 2.1%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc. The Company recorded$1.0 million and $1.1 million income tax expense for the three and six months ended June 30, 2021, respectively. The blended effective tax rate for the three and six months ended June 30, 2021 was 17.3% and 19.5%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of June 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. At June 30, 2022, the remaining current portion of Tax Receivable Agreement liability of $1.3 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(11,887)	$4,939	$(17,244)	$4,727
Net (loss) income attributable to non-controlling interest	(4,905)	$2,411	(7,121)	2,373
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,982)	$2,528	$(10,123)	$2,354

Add: Income effects of Class B convertible common stock	$(4,903)	$—	$(7,116)	$—
Less: dilutive effect of change in fair value of warrant liabilities attributable to Digital Media Solutions, Inc.	—	—	—	4,321
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(11,885)	$2,528	$(17,239)	$(1,967)

Denominator:
Weighted average shares - basic	39,553	35,377	$37,969	$34,315
Add: dilutive effects of Class B convertible common stock	25,699	—	$25,713	$—
Add: dilutive effects of employee equity awards	—	628	—	—
Add: dilutive effects of private placement warrants	—	—	—	10
Add: dilutive effects of deferred consideration	—	517	—	—
Weighted average shares - diluted	65,252	36,522	63,682	34,325

Net earnings (loss) per common share:
Basic	$(0.18)	$0.07	$(0.27)	$0.07
Diluted	$(0.18)	$0.07	$(0.27)	$(0.06)

Shares of the Company’s Class B convertible common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock under the two-class method has not been presented.

For the three and six months ended June 30, 2022, the Company included 2.99 million shares of Class A Common Stock issued to the sellers of Crisp Results on July 1, 2022 (see Note 6. Acquisitions) in the Company’s basic and diluted EPS calculations, as all necessary conditions were satisfied during the quarter ended June 30, 2022.

For the three and six months ended June 30, 2022, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 1.9 million stock options, 1.7 million RSUs and 0.4 million PRSUs, respectively, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, the Company excluded the contingent consideration issued in connection with the AAP acquisition and the deferred consideration issued in connection with the Crisp acquisition, respectively, which are payable in DMS common stock at the Company’s option, as their effect would have been anti-dilutive.

For the three months ended June 30, 2021, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 0.1 million employee equity awards and 25.9 million Class B convertible common stock, as the effect was anti-dilutive. For the six months ended June 30, 2021, the Company excluded 10.0 million public warrants, 25.9 million Class B convertible common stock and 1.6 million employee equity awards as the effect was anti-dilutive.

For the three and six months ended June 30, 2021, the Company excluded contingent consideration issued in connection with AAP and Crisp acquisitions, which is payable in DMS common stock at the Company’s option, as the necessary conditions to pay such consideration had not been satisfied by the end of the period. For the three and six months ended June 30, 2021, the

Company excluded deferred consideration issued in connection with Crisp acquisition, which is payable in DMS common stock at the Company’s option, as the effect was anti-dilutive.

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

On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”). Traverse is a marketing and advertising technology company. The Company paid cash consideration of $2.5 million upon closing of the transaction. The transaction also includes up to $0.5 million in contingent consideration, subject to the achievement of certain milestones, which can be paid in cash.

RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by type:
Customer acquisition	95.4%	96.3%	95.9%	95.6%
Managed services	3.4%	2.9%	3.1%	3.7%
Software services	1.2%	0.8%	1.0%	0.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	49.1%	57.0%	52.9%	57.5%
Marketplace	59.3%	55.0%	56.4%	53.0%
Technology Solutions	2.8%	1.8%	2.4%	1.9%
Intercompany eliminations	(11.2)%	(13.8)%	(11.7)%	(12.4)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.3%	67.9%	72.7%	69.6%
Gross profit	25.7%	32.1%	27.3%	30.4%
Salaries and related costs	14.5%	11.1%	13.5%	10.9%
General and administrative	13.6%	10.0%	11.8%	8.7%
Depreciation and amortization	7.9%	6.7%	7.1%	6.2%
Acquisition costs	0.3%	0.4%	0.1%	1.0%
Change in fair value of contingent consideration	(0.1)%	—%	1.3%	—%
(Loss) income from operations	(10.5)%	3.9%	(6.5)%	3.6%
Interest expense	4.2%	3.4%	3.7%	3.4%
Change in fair value of warrant liabilities	(1.8)%	(7.4)%	(1.7)%	(3.7)%
Loss on debt extinguishment	—%	2.0%	—%	1.0%
Net (loss) income before income taxes	(12.9)%	5.9%	(8.5)%	2.9%
Income tax expense	—%	1.0%	0.2%	0.6%
Net (loss) income	(12.9)%	4.9%	(8.7)%	2.3%
Net (loss) income attributable to non-controlling interest	(5.4)%	2.3%	(3.6)%	1.2%
Net (loss) income attributable to Digital Media Solutions, Inc.	(7.5)%	2.6%	(5.1)%	1.2%

Operating Results for the three and six months ended June 30, 2022 and 2021
The following table presents the consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and the changes from the prior period (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$91,197	$105,079	$(13,882)	(13)%	$200,307	$201,882	$(1,575)	(1)%
Cost of revenue	67,784	71,359	(3,575)	(5)%	145,624	140,541	5,083	4%
Salaries and related costs	13,237	11,708	1,529	13%	26,945	21,977	4,968	23%
General and administrative	12,444	10,552	1,892	18%	23,544	17,514	6,030	34%
Depreciation and amortization	7,173	7,044	129	2%	14,233	12,463	1,770	14%
Acquisition costs	279	466	(187)	(40)%	292	1,960	(1,668)	(85)%
Change in fair value of contingent consideration	(55)	—	(55)	(100)%	2,536	—	2,536	100%
(Loss) income from operations	$(9,665)	3,950	$(13,615)	(345)%	$(12,867)	7,427	$(20,294)	(273)%
Interest expense	3,817	3,622	195	5%	7,502	6,879	623	9%
Change in fair value of warrant liabilities	(1,640)	(7,750)	6,110	(79)%	(3,480)	(7,435)	3,955	(53)%
Loss on debt extinguishment	—	2,108	(2,108)	(100)%	—	2,108	(2,108)	(100)%
Net (loss) income before income taxes	$(11,842)	$5,970	$(17,812)	(298)%	$(16,889)	$5,875	$(22,764)	(388)%
Income tax expense	45	1,031	(986)	(96)%	355	1,148	(793)	(69)%
Net (loss) income	$(11,887)	$4,939	$(16,826)	(341)%	$(17,244)	$4,727	$(21,971)	(465)%
Net (loss) income attributable to non-controlling interest	(4,905)	2,411	(7,316)	(303)%	(7,121)	2,373	(9,494)	(400)%
Net (loss) income attributable to Digital Media Solutions, Inc.	$(6,982)	$2,528	$(9,510)	(376)%	$(10,123)	$2,354	$(12,477)	(530)%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Brand Direct
Customer acquisition	$43,124	$57,955	$(14,831)	(26)%	$102,743	$111,009	$(8,266)	(7)%
Managed services	1,665	1,921	(256)	(13)%	3,274	5,046	(1,772)	(35)%
Total Brand Direct	$44,789	$59,876	$(15,087)	(25)%	$106,017	$116,055	$(10,038)	(9)%
Marketplace
Customer acquisition	$54,092	$57,763	$(3,671)	(6)%	$112,898	$107,022	$5,876	6%
Total Marketplace	$54,092	$57,763	$(3,671)	(6)%	$112,898	$107,022	$5,876	6%
Technology Solutions
Managed services	1,403	1,109	294	27%	2,913	2,325	588	25%
Software services	1,145	807	338	42%	1,971	1,607	364	23%
Total Technology Solutions	$2,548	$1,916	$632	33%	$4,884	$3,932	$952	24%
Corporate and Other
Customer acquisition	$(10,232)	$(14,476)	$4,244	(29)%	$(23,492)	$(25,127)	$1,635	(7)%
Total Corporate and Other	$(10,232)	$(14,476)	$4,244	(29)%	$(23,492)	$(25,127)	$1,635	(7)%
Total Customer acquisition	$86,984	$101,242	$(14,258)	(14)%	$192,149	$192,904	$(755)	—%
Total Managed services	3,068	3,030	38	1%	6,187	7,371	(1,184)	(16)%
Total Software services	1,145	807	338	42%	1,971	1,607	364	23%
Total Net revenue	$91,197	$105,079	$(13,882)	(13)%	$200,307	$201,882	$(1,575)	(1)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced a decrease in Customer acquisition revenue of $14.8 million or 26% and $8.3 million or 7% during the three and six months ended June 30, 2022, respectively. Customer acquisition revenue for Marketplace decreased by $3.7 million or 6% and increased by $5.9 million or 5.5% for the three and six months ended June 30, 2022, respectively. The changes in both the Brand Direct and Marketplace segments were primarily due to macro challenges within the insurance industry which continue to apply downward pressure on cost per click (CPC) and cost per lead (CPL) pricing. In addition we’ve observed an adjustment in the health insurance model shifting non-enrollment ad spend which impacted our Q2 performance.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a slight increase of $0.0 million or 1% and a decrease of $1.2 million or 16%during the three and six months ended June 30, 2022. The changes were primarily driven by decreased media activity in Q1 resulting in lower agency fees.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and six months ended June 30, 2022.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	PPTS Change	2022	2021	PPTS Change
Brand Direct	19.3%	26.0%	(6.7)	20.2%	24.9%	(4.7)
Marketplace	23.3%	28.9%	(5.6)	25.7%	27.4%	(1.7)
Technology Solutions	83.7%	76.1%	7.6	86.0%	77.8%	8.2
Total gross profit percentage	25.7%	32.1%	(6.4)	27.3%	30.4%	(3.1)

Gross profit for Brand Direct decreased for the three and six months ended June 30, 2022, primarily driven by inflationary uncertainty within the auto industry leading to compressed pricing and decreased acquisition spending, timing of optimized media rebalancing, and monetization challenges within the DMS ecosystem.

Gross profit for Marketplace decreased for the three and six months ended June 30, 2022, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our Insurance business as well as the shift in ad spend from non enrollment periods from some of our health insurance partners. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations.
Gross profit for Technology Solutions increased for the three and six months ended June 30, 2022, driven by the optimization of media purchasing activity which lead to larger budgets and resulted in increased fees in addition the Traverse acquisition which carries a higher margin profile.

Total gross profit decreased for the three and six months ended June 30, 2022, primarily due to the unexpected impact of inflationary pressures within the insurance industry which led to a decline in click pricing and shifts in health insurance budgets culminating in monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased by $1.5 million or 13.1% and $5.0 million or 22.6% for the three and six months ended June 30, 2022, respectively, which were primarily driven by an increase in stock-based compensation and headcount as a result of required expansion of our workforce to support the Company, as well as the addition of FTEs from the Crisp Results and DMS Voice licensing.

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

General and administrative expenses increased $1.9 million or 17.9% and $6.0 million or 34.4% for the three and six months ended June 30, 2022, respectively. The increases were primarily driven by acquisition related expenses across multiple categories including software, technology, and professional expenses as well as an overall increase in insurance and compliance fees.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense increased $0.1 million or 1.8% and $1.8 million or 14.2%, during the three and six months ended June 30, 2022, respectively, primarily driven by the fixed assets acquired with Crisp Results and AAP, as well as continued investments in internally developed software, which were placed in service during 2021.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs decreased by $0.2 million or 40.1% and $1.7 million or 85.1% during the three and six months ended June 30, 2022, respectively. The decreases were primarily due to higher prior year acquisition costs related to AAP acquisitions when compared to the current year’s acquisition costs related to Traverse (see Note 6. Acquisitions).

Interest expense. Interest expense for three and six months ended June 30, 2022 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 5. Debt).

Interest expense increased by $0.2 million or 5.4% and $0.6 million or 9.1%, during the three and six months ended June 30, 2022, respectively. The increases for the three and six months ended June 30, 2022, were primarily due to approximately 1.5% increase in our LIBOR rate as a result of current financial markets.

Income tax expense. The Company recorded income tax expense of $0.0 million and $0.4 million for the three and six months ended June 30, 2022, respectively. The blended effective tax rate for the three and six months ended June 30, 2022 was 0.4% and 2%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc.

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

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, (b) income tax expense, (c) depreciation and amortization, (d) change in fair value of warrant liabilities, (e) debt extinguishment, (f) stock-based compensation, (g) change in tax receivable agreement liability, (h) restructuring costs, (i) acquisition costs, and (j) other expense.

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

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(11,887)	$4,939	$(17,244)	$4,727
Adjustments
Interest expense	3,817	3,622	7,502	6,879
Income tax expense	45	1,031	355	1,148
Depreciation and amortization	7,173	7,044	14,233	12,463
Change in fair value of warrant liabilities (1)	(1,640)	(7,750)	(3,480)	(7,435)
Loss on debt extinguishment	—	2,108	—	2,108
Stock-based compensation expense	2,066	1,273	3,908	2,530
Restructuring costs	1,784	432	2,178	81
Acquisition costs (2)	224	466	2,828	1,960
Other expense (3)	1,441	1,756	3,234	3,242
Adjusted net income	$3,023	$14,921	$13,514	$27,703
Additional adjustments
Pro forma cost savings - Reorganization (4)	$—	$—	$—	$31
Pro forma cost savings - Acquisitions (5)	—	1,030	—	1,800
Acquisitions EBITDA (6)	—	—	—	2,711
Adjusted EBITDA	$3,023	$15,951	$13,514	$32,245
Less: Capital Expenditures	1,580	1,821	3,197	4,212
Unlevered free cash flow	$1,443	$14,130	$10,317	$28,033
Unlevered free cash flow conversion	47.7%	88.6%	76.3%	86.9%
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
(6)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the three and six months ended June 30, 2021.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unlevered free cash flow	$1,443	$14,130	$10,317	$28,033
Capital expenditures	1,580	1,821	3,197	4,212
Adjusted EBITDA	$3,023	$15,951	$13,514	$32,245
Acquisitions EBITDA (1)	—	—	—	2,711
Pro forma cost savings - Reorganization (2)	—	—	—	31
Pro forma cost savings - Acquisitions (3)	—	1,030	—	1,800
Adjusted net income	$3,023	$14,921	$13,514	$27,703
Acquisition costs (4)	224	466	2,828	1,960
Other expenses (5)	1,441	1,756	3,234	3,242
Stock-based compensation	2,066	1,273	3,908	2,530
Restructuring costs	1,784	432	2,178	81
Change in fair value of warrant liabilities (6)	(1,640)	(7,750)	(3,480)	(7,435)
Loss on debt extinguishment	—	2,108	—	2,108
Subtotal before additional adjustments	$(852)	$16,636	$4,846	$25,217
Less: Interest expense	3,817	3,622	7,502	6,879
Less: Income tax expense	45	1,031	355	1,148
Provision for bad debt	1,339	909	1,339	909
Lease restructuring charges	2	174	2	174
Loss on debt extinguishment	—	2,108	—	2,108
Stock-based compensation, net of amounts capitalized	3,908	2,530	3,908	2,530
Amortization of debt issuance costs	938	528	938	528
Deferred income tax provision, net	(785)	364	(785)	364
Change in fair value of contingent consideration	2,536	560	2,536	560
Change in fair value of warrant liability	(3,480)	(7,435)	(3,480)	(7,435)
Change in income tax receivable and payable	631	(2,328)	631	(2,328)
Change in accounts receivable	4,026	(4,330)	4,026	(4,330)
Change in prepaid expenses and other current assets	2,585	222	2,585	222
Change in accounts payable and accrued expenses	(1,275)	(6,768)	(1,275)	(6,768)
Change in other liabilities	27	(190)	27	(190)
Net cash provided by operating activities	$5,738	$(1,673)	$7,441	$3,534

______________
(1)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results, and acquisitions during the three and six months ended June 30, 2021.
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

Adjusted Net Income and Adjusted EPS

We use the non-GAAP measures Adjusted Net Income and Adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define Adjusted Net Income (Loss) as net loss attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the change in fair value of warrant liabilities, debt extinguishment, Business Combination, acquisition-related costs, equity based compensation and lease restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC (“DMSH LLC”) (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock of Digital Media Solutions, Inc. on a one-to-one basis. We define adjusted pro forma net loss per share as adjusted pro forma net loss divided by the weighted-average shares of Class A Common Stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(11,887)	$4,939	$(17,244)	$4,727
Net (loss) income attributable to non-controlling interest	(4,905)	$2,411	(7,121)	2,373
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,982)	$2,528	$(10,123)	$2,354

Add: Income effects of Class B convertible common stock	$(4,903)	$—	$(7,116)	$—
Less: dilutive effect of change in fair value of warrant liabilities attributable to Digital Media Solutions, Inc.	—	—	—	4,321
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(11,885)	$2,528	$(17,239)	$(1,967)

Denominator:
Weighted average shares - basic	39,553	35,377	$37,969	$34,315
Add: dilutive effects of Class B convertible common stock	25,699	—	$25,713	$—
Add: dilutive effects of employee equity awards	—	628	—	—
Add: dilutive effects of private placement warrants	—	—	—	10
Add: dilutive effects of deferred consideration	—	517	—	—
Weighted average shares - diluted	65,252	36,522	63,682	34,325

Net earnings (loss) per common share:
Basic	$(0.18)	$0.07	$(0.27)	$0.07
Diluted	$(0.18)	$0.07	$(0.27)	$(0.06)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,982)	$2,528	$(10,123)	$2,354
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(11,885)	$2,528	$(17,239)	$(1,967)
Add adjustments:
Change in fair value of warrant liabilities	$(1,640)	$(7,750)	$(3,480)	$(7,435)
Loss on debt extinguishment	—	2,108	—	2,108
Acquisition and related costs	224	466	2,828	1,960
Restructuring costs	1,784	432	2,178	81
Business combination expenses	—	1,030	—	1,800
Stock-based compensation expense	2,066	1,273	3,908	2,530
	$2,434	$(2,441)	$5,434	$1,044
Net income tax expense based on conversion of units	—	(76)	—	902
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - basic	$(4,548)	$11	$(4,689)	$4,300
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$(9,451)	$163	$(11,805)	$(1,825)

Denominator:
Weighted-average shares outstanding - basic	39,553	35,377	37,969	34,315
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,728	36,522	25,699	34,325
	65,281	71,899	63,668	68,640

Adjusted EPS - basic	$(0.07)	$—	$(0.07)	$0.06
Adjusted EPS - diluted	$(0.14)	$—	$(0.19)	$(0.03)

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2022	December 31, 2021	$ Change	% Change
Cash	$26,370	$26,394	$(24)	—%
Availability under revolving credit facility	$50,000	$50,000	$—	—%
Total Debt	$217,339	$217,755	$(416)	—%

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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. For the three and six months ended June 30, 2022, the effective interest rate was 6.29%. Since May 25, 2021 our interest rate is based on LIBOR plus 5%.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

Cash flows from operating activities
Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2022 as compared to $3.5 million provided by operating activities in the six months ended June 30, 2021. The increase is primarily attributable to an increase in accounts receivable collections, and a slight decrease in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2022 decreased by $23.3 million or 80% to $5.8 million from $29.0 million for the six months ended June 30, 2021, primarily due to the timing of the acquisition of AAP and Crisp Results made during the first half of 2021.

Cash flows from financing activities
Net cash (used in) provided by financing activities for the six months ended June 30, 2022 was $(1.7) million, reflecting an increase of $14.6 million or 113%, as compared to $12.9 million for the six months ended June 30, 2021. This increase was due to higher required repayments of borrowings of long-term debt and notes payable in the prior year under the Monroe Credit Facility and Insurance Premium Financial Service arrangements.

For the six months ended June 30, 2022, our Unlevered Free Cash Flow conversion rate decreased (11)% due to lower business performance.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements (Unaudited), included in Item 1: Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

Interest Rate Risk
As of June 30, 2022, we had total debt outstanding of $217.3 million (net of $5.4 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our original Term Loan of $225 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 100 basis point increase in interest rates would increase our interest expense by approximately $3.0 million annually, based on the debt outstanding at June 30, 2022.

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

Based on their evaluation as of June 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2021 Form 10-K. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

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

In this regard, in connection with our implementation of policies and procedures with respect to accounts receivable, including the allowance for doubtful accounts, and associated revenue, we previously discovered a material error in a customer receivable account, related to a duplicate billing of a customer in fiscal years 2020 and 2021. As a result of these matters, we determined that our controls around revenue and accounts receivable policies and procedures were not effective as of December 31, 2021. The errors related to these matters have been corrected and are properly reflected in our consolidated financial statements for the year ended December 31, 2021 and the quarter ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Executive Severance Plan

On August 4, 2022, the Board of Directors of the Company (the “Board”) approved and adopted the Digital Media Solutions, Inc. Executive Severance Plan (the “Plan”). The Plan commences on August 4, 2022 and is administered by the Compensation Committee of the Board. The Plan is intended to provide severance benefits for certain selected senior executive employees of the Company who either have their employment terminated by the Company without “Cause” or who resign their employment for “Good Reason” (as such terms are defined in the Plan). The Plan seeks to reinforce and encourage the continued attention and dedication of those executive employees who participate in the Plan.

Under the Plan, upon a termination of employment without “Cause” or a resignation for “Good Reason,” a covered executive would receive a payment equal to: (i) his or her base salary in effect at the time of termination, multiplied by 1 (or, in the case of an executive employed by the Company for less than three years, multiplied by 0.5) and (ii) his or her pro-rated target bonus opportunity for the fiscal year of termination. Terminated executives are also entitled to (x) COBRA continuation coverage paid by the Company for 12 months (or, if earlier, until the date they become eligible for coverage under another employer-provided plan) and (y) outplacement services for up to six months.

In the event an executive is eligible for severance benefits provided under an offer letter or employment agreement with the Company, severance benefits payable under the Plan will be reduced by any duplicative severance pay, salary continuation pay, termination pay or similar amounts payable under such offer letter or employment agreement.

Terminated executives are also required to sign a general waiver and release of all claims against the Company prior to receiving severance benefits under the Plan.

Further, if any payments under the Plan or otherwise would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments will be reduced to limit or avoid the excise taxes if and to the extent such reduction would produce an expected better after-tax result for the officer.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the Digital Media Solutions, Inc. Executive Severance Plan, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and the information set forth therein is incorporated by reference into this Quarterly Report.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Letter Agreement, by and between Digital Media Solutions, Inc. and Joseph Liner, dated as of May 26, 2022.
10.2	Offer Letter, by and between Digital Media Solutions, Inc. and Richard Rodick, dated as of June 28, 2022.
10.3	Separation Agreement, by and between Digital Media Solutions, Inc. and Vasundara Srenivas, dated as of June 28, 2022.
10.4	Digital Media Solutions, Inc. Executive Severance Plan, dated August 4, 2022.

101.INS*[1]	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

* Filed herewith

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these section

1

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 9, 2022

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard Rodick
Name:	Richard Rodick
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)