Form 10-Q
period 2022-09-30
Digital Media Solutions, Inc.
filed 2022-11-09
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, 39,926,324 shares of the registrant’s Class A common stock; 25,699,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 13,999,078 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,271	$26,394
Accounts receivable, net of allowances of $5,654 and $4,459, respectively	45,780	51,578
Prepaid and other current assets	2,468	3,698
Income tax receivable	1,399	2,078
Total current assets	67,918	83,748
Property and equipment, net	18,167	19,168
Goodwill	77,219	76,558
Intangible assets, net	53,825	66,228
Other assets	808	889
Total assets	$217,937	$246,591
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$36,348	$42,073
Accrued expenses and other current liabilities	9,335	9,473
Current portion of long-term debt	2,250	2,250
Income taxes payable	721	103
Tax Receivable Agreement liability	1,190	1,310
Contingent consideration payable - current	1,371	7,370
Deferred acquisitions consideration payable - current	5,000	4,785
Total current liabilities	56,215	67,364

Long-term debt	214,838	215,505
Deferred tax liabilities	4,060	4,786
Private Placement Warrant liabilities	1,480	3,960
Contingent consideration payable - non-current	31	1,069
Other non-current liabilities	1,530	1,725
Total liabilities	278,154	294,409
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at September 30, 2022	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized; 39,926 issued and outstanding at September 30, 2022	4	3
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and outstanding at September 30, 2022	3	3
Class C convertible common stock, $0.0001 par value, 40,000 shares authorized; none issued and outstanding at September 30, 2022	—	—
Additional paid-in capital	(17,166)	(25,239)
Treasury stock, at cost, 125 and 0 shares, respectively	(156)	—
Cumulative deficit	(17,544)	(944)
Total stockholders' deficit	(34,859)	(26,177)
Non-controlling interest	(25,358)	(21,641)
Total deficit	(60,217)	(47,818)
Total liabilities and deficit	$217,937	$246,591
The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$90,066	$107,399	$290,372	$309,281
Cost of revenue (exclusive of depreciation and amortization)	66,378	77,063	211,997	218,304
Salaries and related costs	11,668	12,449	38,612	34,426
General and administrative expenses	9,076	10,237	32,622	27,051
Depreciation and amortization	7,142	7,186	21,377	19,649
Acquisition costs	14	420	306	1,820
Change in fair value of contingent consideration liabilities	(3)	(3,085)	2,533	(2,525)
(Loss) income from operations	$(4,209)	$3,129	$(17,075)	$10,556
Interest expense	4,570	3,756	12,072	10,635
Change in fair value of warrant liabilities	1,000	(6,400)	(2,480)	(13,835)
Change in Tax Receivable Agreement liability	(121)	—	(121)	—
Loss on debt extinguishment	—	—	—	2,108
Net (loss) income before income taxes	$(9,658)	$5,773	$(26,546)	$11,648
Income tax expense	463	379	819	1,527
Net (loss) income	$(10,121)	$5,394	$(27,365)	$10,121
Net (loss) income attributable to non-controlling interest	(4,010)	1,858	(10,765)	4,217
Net (loss) income attributable to Digital Media Solutions, Inc.	$(6,111)	$3,536	$(16,600)	$5,904

Weighted-average shares outstanding - basic	39,961	36,511	37,644	35,050
Weighted-average shares outstanding - diluted	65,660	63,321	37,644	61,988
Earnings (loss) per share attributable to Digital Media Solutions, Inc.:
Basic - per common shares	$(0.15)	$0.10	$(0.44)	$0.17
Diluted - per common shares	$(0.15)	$0.09	$(0.44)	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, June 30, 2022	36,564	$3	25,699	$3	$(22,313)	$—	$(11,060)	$(33,367)	$(28,152)	$(61,519)
Net loss	—	—	—	—	—	—	(6,111)	(6,111)	(4,010)	(10,121)
Shares issued in connection with the Crisp Earnout (Note 6)	2,989	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	1,579	—	—	1,579	—	1,579
Shares issued under the 2020 Omnibus Incentive Plan	498	—	—	—	—	—	—	—	—	—
Treasury shares purchased under the 2020 Omnibus Incentive Plan	(125)	—	—	—	—	(156)	—	(156)	—	(156)
Impact of transactions affecting non-controlling interest (1)	—	—	—	—	(6,804)	—	—	(6,804)	6,804	—
Balance, September 30, 2022	39,926	$4	25,699	$3	$(17,539)	$(156)	$(17,171)	$(34,859)	$(25,358)	$(60,217)
____________________
(1) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the Crisp Earnout and shares issued under the 2020 Omnibus Incentive Plan.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, June 30, 2021	35,818	$3	25,699	$3	$(27,642)	$(737)	$(28,373)	$(24,534)	$(52,907)
Net income	—	—	—	—	—	3,536	3,536	1,858	5,394
Shares issued under the 2020 Omnibus Incentive Plan	350	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,583	—	1,583	—	1,583
Impact of transactions affecting non-controlling interest (1)	—	—	—	—	(1,416)	—	(1,416)	1,416	—
Correction of Business Combination Tax Receivable Agreement	—	—	—	—	(322)	—	(322)	—	(322)
Other (2)	—	—	—	—	80	—	80	(75)	5
Balance, September 30, 2021	36,168	$3	25,699	$3	$(27,717)	$2,799	$(24,912)	$(21,335)	$(46,247)
____________________
(1) The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued under the 2020 Omnibus Incentive Plan.
(2) Includes costs associated with the issuance of equity shares.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$—	$(944)	$(26,177)	$(21,641)	$(47,818)
Net loss	—	—	—	—	—	—	(16,600)	(16,600)	(10,765)	(27,365)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—	—
Shares issued in connection with the Crisp Earnout (Note 6)	2,989	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	5,695	—	—	5,695	—	5,695
Shares issued under the 2020 Omnibus Incentive Plan	683	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	—	(573)	(573)
Treasury shares purchased under the 2020 Omnibus Incentive Plan	(125)	—	—	—	—	(156)	—	(156)	—	(156)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(7,621)	—	—	(7,621)	7,621	—
Balance, September 30, 2022	39,926	$4	25,699	$3	$(17,166)	$(156)	$(17,544)	$(34,859)	$(25,358)	$(60,217)
____________________
(1) On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 153 thousand shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of September 30, 2022, $10 thousand of these distributions have not been paid.
(3) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos, shares issued in connection with the Crisp Earnout and shares issued under the 2020 Omnibus Incentive Plan.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net (loss) income	—	—	—	—	—	5,945	5,945	4,176	10,121
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 6)	1,293	—	—	—	9,384	—	9,384	5,616	15,000
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	—	—	—	11,513	—	11,513	8,310	19,823
Exercise of warrants to issue Class A common stock	1	—	—	—	17	—	17	—	17
Prism shares redeemed and issued to Class A Common Stock	300	—	(300)	—	192	—	192	—	192
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	—	—	—	392	—	392	—	392
Shares issued under the 2020 Omnibus Incentive Plan	432	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,342	—	4,342	—	4,342
Impact of transactions affecting non-controlling interest (2)	—	—	—	—	(5,204)	—	(5,204)	5,204	—
Correction of Business Combination Tax Receivable Agreement	—	—	—	—	(322)	—	(322)	—	(322)
Other (3)	—	—	—	—	(4)	—	(4)	(123)	(127)
Balance, September 30, 2021	36,168	$3	25,699	$3	$(27,717)	$2,799	$(24,912)	$(21,335)	$(46,247)
____________________
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

DIGITAL MEDIA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(27,365)	$10,121
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt	1,305	1,384
Depreciation and amortization	21,377	19,649
Lease restructuring charges	(167)	(81)
Loss on debt extinguishment	—	2,108
Stock-based compensation, net of amounts capitalized	5,332	3,976
Amortization of debt issuance costs	1,149	1,006
Deferred income tax provision, net	(1,160)	(856)
Change in fair value of contingent consideration	2,533	(2,525)
Change in fair value of warrant liability	(2,480)	(13,835)
Change in Tax Receivable Agreement liability	(120)	—
Change in income tax receivable and payable	1,297	(728)
Change in accounts receivable	4,824	(7,324)
Change in prepaid expenses and other current assets	1,120	(2,121)
Change in accounts payable and accrued expenses	(5,341)	(2,367)
Change in other liabilities	(195)	(516)
Net cash provided by operating activities	$2,109	$7,891
Cash flows from investing activities
Additions to property and equipment	$(5,247)	$(7,875)
Acquisition of businesses, net of cash acquired	(2,579)	(24,830)
Net cash used in investing activities	$(7,826)	$(32,705)
Cash flows from financing activities
Proceeds from issuance of long-term debt	$—	$220,840
Payments of long-term debt and notes payable	(1,687)	(200,414)
Proceeds from borrowings on revolving credit facilities	—	11,000
Payments of borrowings on revolving credit facilities	—	(15,000)
Payment of debt issuance costs	—	(3,565)
Payment of equity issuance	—	(475)
Payment of early termination	—	(188)
Proceeds from warrants exercised	—	11
Purchase of treasury stock related to stock-based compensation	(156)	—
Distributions to non-controlling interest holders	(563)	—
Other	—	(60)
Net cash (used in) provided by financing activities	$(2,406)	$12,149
Net change in cash	$(8,123)	$(12,665)
Cash, beginning of period	26,394	31,397
Cash, end of period	$18,271	$18,732

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$10,651	$10,908
Income taxes	$662	$3,837
Non-Cash Investing and Financing Transactions:
Contingent and deferred acquisition consideration	$2,971	$11,877
Stock-based compensation capitalized in property and equipment	$363	$366
Capital expenditures included in accounts payable	$236	$550
Issuance of equity for Aimtell/Aramis//PushPros, and Crisp Results	$10,000	$35,000
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

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo Holdings Corp. (“Leo”) pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 60.8% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 39.2% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of September 30, 2022, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 39.2% and as of December 31, 2021 it was 41.6%.
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

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in our 2021 Form 10-K.

New Accounting Standards

Accounting Standards Not Yet Adopted
In February 2016, the FASB issued authoritative guidance ASC 842, Lease Accounting, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The standard was initially effective for annual and interim reporting periods beginning after December 15, 2019. However, in November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The standard must be adopted using a modified retrospective transition. We plan to adopt the standard using the optional transition method whereby we would apply the new lease requirements through a cumulative-effect adjustment on the effective date of adoption. We plan to elect the package of practical expedients permitted under the transition guidance of the new standards, which allows us to not reassess whether any expired or existing contracts contain leases, allows us to carry forward the historical lease classification and permits us to exclude from our assessment initial direct costs for any existing leases. We will also make an accounting policy election to exclude leases with an initial term of twelve months or less from our transition adjustment. We will adopt this standard in the last fiscal quarter of 2022 and we expect the adoption will have a material impact on our consolidated financial statements and disclosures.

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

NOTE 2. REVENUE

Disaggregation of Revenue
The following tables present the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended September 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$41,381	$53,230	$—	$(8,059)	$86,552
Managed services	937	—	1,076	—	2,013
Software services	—	—	1,501	—	1,501
Total Net revenue	$42,318	$53,230	$2,577	$(8,059)	$90,066

	Three Months Ended September 30, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$63,332	$58,278	$—	$(18,133)	$103,477
Managed services	1,667	—	1,471	—	3,138
Software services	—	—	784	—	784
Total Net revenue	$64,999	$58,278	$2,255	$(18,133)	$107,399

	Nine Months Ended September 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$144,123	$166,128	$—	$(31,551)	$278,700
Managed services	4,211	—	3,989	—	8,200
Software services	—	—	3,472	—	3,472
Total Net revenue	$148,334	$166,128	$7,461	$(31,551)	$290,372

	Nine Months Ended September 30, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$174,341	$165,300	$—	$(43,260)	$296,381
Managed services	6,713	—	3,796	—	10,509
Software services	—	—	2,391	—	2,391
Total Net revenue	$181,054	$165,300	$6,187	$(43,260)	$309,281

Contract Balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the unaudited consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the balance of deferred revenue was $1.1 million and $1.8 million, respectively, and is recorded within “Accrued expenses and other current liabilities” on the unaudited consolidated balance sheets. We expect the majority of the deferred revenue balance at September 30, 2022 to be recognized as revenue during the following quarter.

For the three and nine months ended September 30, 2022, one customer accounted for approximately 27.9% and 23.0%, respectively, of our total revenues. For the three and nine months ended September 30, 2021, one customer accounted for approximately 19.3% and 14.9%, respectively, of our total revenues.

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

The following tables are a reconciliation of the operations of our segments to income from operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$90,066	$107,399	$290,372	$309,281
Brand Direct	42,318	64,999	148,334	181,054
Marketplace	53,230	58,278	166,128	165,300
Technology Solutions	2,577	2,255	7,461	6,187
Intercompany eliminations	(8,059)	(18,133)	(31,551)	(43,260)
Cost of revenue (exclusive of depreciation and amortization)	66,378	77,063	211,997	218,304
Brand Direct	32,873	50,165	117,459	137,759
Marketplace	41,202	44,396	125,045	122,296
Technology Solutions	362	635	1,044	1,509
Intercompany eliminations	(8,059)	(18,133)	(31,551)	(43,260)
Gross profit (exclusive of depreciation and amortization)	$23,688	$30,336	$78,375	$90,977
Brand Direct	9,445	14,834	30,875	43,295
Marketplace	12,028	13,882	41,083	43,004
Technology Solutions	2,215	1,620	6,417	4,678
Salaries and related costs	11,668	12,449	38,612	34,426
General and administrative expenses	9,076	10,237	32,622	27,051
Depreciation and amortization	7,142	7,186	21,377	19,649
Acquisition costs	14	420	306	1,820
Change in fair value of contingent consideration liabilities	(3)	(3,085)	2,533	(2,525)
(Loss) income from operations	$(4,209)	$3,129	$(17,075)	$10,556

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2021	$18,376	$54,554	$3,628	$76,558
Additions (Note 6)	—	—	716	716
Miscellaneous changes	(55)	—	—	(55)
Balance, September 30, 2022	$18,321	$54,554	$4,344	$77,219

The carrying amount of goodwill for all reporting units had no accumulated impairments as of September 30, 2022 and December 31, 2021.

Intangible assets, net

Finite-lived intangible assets, net consisted of the following (in thousands):

		September 30, 2022			December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	3 to 5	$54,336	$(37,149)	$17,187	$51,946	$(29,929)	$22,017
Customer relationships	2 to 9	49,423	(19,209)	30,214	49,273	(13,076)	36,197
Brand	1 to 7	12,168	(5,821)	6,347	12,109	(4,575)	7,534
Non-competition agreements	3	1,898	(1,821)	77	1,898	(1,418)	480
Total		$117,825	$(64,000)	$53,825	$115,226	$(48,998)	$66,228

The weighted average amortization period for intangible assets is 4 years in total, and by category is 4 years for technology, 6 years for customer relationships, 4 years for brand, 3 years for non-competition agreements.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$4,719	$16,890	$14,311	$7,114	$6,368	$4,423

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $5.0 million and $15.0 million for the three and nine months ended September 30, 2022, respectively, and $5.5 million and $15.4 million for the three and nine months ended September 30, 2021, respectively.

NOTE 5. DEBT

The following table presents the components of outstanding debt (in thousands):

	September 30, 2022	December 31, 2021
Term loan	$222,188	$223,875
Less: Unamortized debt issuance costs (1)	(5,100)	(6,120)
Debt, net	217,088	217,755
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$214,838	$215,505
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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three and nine months ended September 30, 2022, the effective interest rate was 7.25%. On October 4, 2022, the Company drew $5.0 million on the Revolving Facility.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of September 30, 2022 the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.1 million and $2.0 million, respectively. As of December 31, 2021, the Term Loan debt discount and debt issuance cost included in the carrying value of the debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. At September 30, 2022 and December 31, 2021, the unamortized debt issuance cost of $0.6 million and $0.8 million, respectively, associated with the undrawn Revolving Facility is classified and amortized as “Other assets” within consolidated balance sheets.

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

As of September 30, 2022 and December 31, 2021, respectively, we were in material compliance with all financial covenants. If the Company fails to comply with its financial covenants, an event of default under the Credit Facility would be triggered and the Company’s obligations under the Credit Facility may be accelerated. Management is monitoring the Company’s compliance and future ability to comply with all financial covenants, which management estimates may not be met within one year of issuance of these consolidated financial statements. Management is prepared to take certain steps to ensure compliance, including requesting waivers from or entering into amendments with the Lenders.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at September 30, 2022 (in thousands):

2022	$563
2023	2,250
2024	2,250
2025	2,250
2026	214,875
Total debt	$222,188

NOTE 6. ACQUISITIONS

Traverse
On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”). Traverse is a marketing and advertising technology company. The Company paid cash consideration of $2.5 million upon closing of the transaction. The transaction also includes up to $0.5 million in contingent consideration, subject to the achievement of certain milestones, which is payable in cash 15 months after the acquisition date.

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

Traverse	Acquisition Date Fair Value	Fair Value Mark-to-Market changes	Revised Acquisition Date Fair Value
Goodwill	$444	$(162)	$282
Intangible Assets:
Technology	$2,500	$(10)	$2,490
Customer relationships	$50	$—	$50
Brand	$59	$—	$59
Non-competition agreements	$3	$(3)	$—

Contingent consideration liability	$428	$10	$438

Working capital accounts	$(49)	$333	$284

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

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we made adjustment to the initial and subsequent fair value of the intangible assets, goodwill, contingent consideration and working capital. Since December 31, 2021, there were no measurement period adjustments identified and recorded. Accounting for the acquisition was completed on March 31, 2022.

As of April 1, 2021, the acquisition date, the fair value of the contingent consideration was $5.2 million. During the nine months ended September 30, 2022, the fair value of the contingent consideration increased $2.6 million due to accretion to $10.0 million from December 31, 2021. As of April 1, 2022, the contingent consideration milestones were met, and the

Company paid it on July 1, 2022 in the form of 2.99 million unregistered shares of Class A Common Stock, priced at $3.3455, the average closing price of the Class A common stock during the twenty trading-day period ended March 31, 2022.

As of April 1, 2021, the acquisition date, the fair value of the deferred consideration was $4.6 million. During the nine months ended September 30, 2022, the present value of the deferred consideration increased $0.2 million due to accretion to $5.0 million from December 31, 2021. The $5.0 million deferred consideration became due on October 1, 2022, which the Company paid on October 4, 2022.

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired business have been included in the Company’s results of operations since the acquisition date of April 1, 2021. Under ASC 805, an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. Fair value of the Crisp Results brand was determined using the Relief from Royalty Method, and the fair value of customer relationships was determined using the Multi Period Excess Earnings Method.

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

Aimtell, Aramis and PushPros
On February 1, 2021, the Company acquired Aimtell, Inc. (“Aimtell”), PushPros, Inc. (“PushPros”) and Aramis Interactive (“Aramis”, and together with Aimtell and PushPros, “AAP”). Aimtell and PushPros are leading providers of technology-enabled digital performance advertising solutions that connect consumers and advertisers within the home, auto, health and life insurance verticals. Aramis is a network of owned-and-operated websites that leverages the Aimtell and PushPros technologies and relationships.

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

As of February 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was $2.1 million. As of September 30, 2022, the contingent consideration earnout fair value total changed to $1.0 million, decreasing since December 31, 2021. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The results of operations of the acquired businesses have been included in the Company’s results of operations since the acquisition date of February 1, 2021. Under ASC 805, an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand, technology, customer relationships and non-competition agreements of the acquired business. Fair value of the Aimtell and PushPros technology was determined using the

Multi Period Excess Earnings Method; fair value of the AAP non-compete agreements was determined using a Discounted Cash Flow Approach; fair value of the AAP brand was determined using a Relief from Royalty Method; fair value of the Aramis customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the Aimtell and PushPros customer relationships was determined using the excess earnings method with distributor inputs.

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

The acquisition date fair value of assets acquired and liabilities assumed from the AAP, Crisp Results and Traverse acquisitions consist of the following (in thousands):

	Expected Useful Life	AAP	Crisp Results	Traverse
		2021	2021	2022
Cash		$—	$—	$232
Goodwill		9,761	21,894	282
Technology	4 to 5	3,900	—	2,490
Customer relationships	4 to 6	7,690	19,600	50
Accounts receivable, net		3,100	2,610	276
Brand	1 to 7	208	7,400	59
Non-competitive agreements	1 to 3	83	—	—
Property and equipment	3 to 5	250	220	—
Accounts payable		(2,887)	(1,593)	(232)
Other assets acquired and liabilities assumed, net (1)		740	1	7
Net assets and liabilities acquired		$22,845	$50,132	$3,164

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

The following schedule represents the amounts of net revenue and net loss from operations related to Traverse, AAP and Crisp Results acquisitions which have been included in the unaudited consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Traverse	Traverse
Net revenue	$709	$1,069
Net income from operations	$229	$299

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	AAP	Crisp Results	AAP	Crisp Results
Net revenue	$5,976	$6,407	$16,051	$13,374
Net income (loss) from operations	$94	$734	$(526)	$579

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates (in thousands):

	Three Months Ended September 30, 2021
	DMS	AAP	Crisp Results	Traverse	Pro Forma
Net revenue	$107,399	$—	$—	$664	$108,063
Net income from operations	$3,129	$—	$—	$38	$3,167

	Nine Months Ended September 30, 2022
	DMS	Traverse	Pro Forma
Net revenue	$290,372	$999	$291,371
Net loss from operations	$(17,075)	$(417)	$(17,492)

	Nine Months Ended September 30, 2021
	DMS	AAP	Crisp Results	Traverse	Pro Forma
Net revenue	$309,281	$2,465	$8,284	$1,917	$321,947
Net income (loss) from operations	$10,556	$457	$2,296	$(29)	$13,280

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

Since the year ended December 31, 2020, due to the economic environment caused by the COVID-19 pandemic, the Company entered into negotiations with landlords to terminate certain lease agreements, which reduced cash needs by approximately $1.9 million over the remaining life of the original leases through April 30, 2025. As of September 30, 2022, the Company has four leased properties, representing 55,798 square feet of office space located in the United States. During the third quarter of 2022, the Company entered into an agreement with a third-party to sublease a substantial portion of one of the Company’s leased properties. Income from the subleased property is used to offset the Company’s restructuring costs.

Valuation adjustments related to the reserve and lease accretion are recorded in General and administrative expenses in the consolidated statements of operations. The change in liability for the restructuring costs reserve for the three and nine months ended September 30, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Beginning balance	$2,498	$2,957
Valuation adjustments	(73)	(300)
Lease payments	(242)	(333)
Lease accretion	68	45
Ending balance	$2,251	$2,369
Current portion - Accrued expenses and other current liabilities	$830	$1,200
Long-term portion - Other non-current liabilities	$1,421	$1,169

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$2,516	$3,653
Valuation adjustments	397	(219)
Lease payments	(826)	(1,203)
Lease accretion	164	138
Ending balance	$2,251	$2,369
Current portion - Accrued expenses and other current liabilities	$830	$1,200
Long-term portion - Other non-current liabilities	$1,421	$1,169

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

Private Placement Warrants

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheet as of September 30, 2022 and 2021, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in the fair value of warrant liabilities on the Income Statement. As of September 30, 2022, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

September 30, 2022
Private Placement Warrants Fair Value Per Share	$0.37
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.92
Remaining contractual term in years	2.79
Estimated volatility	90.0%
Dividend yield	0.0%
Risk free interest rate	4.20%

Contingent consideration payable related to acquisitions

The fair value of the contingent considerations payable for the AAP and Traverse acquisitions (described in Note 6. Acquisitions) were determined using a Monte Carlo fair value analysis and a scenario-based methodology, respectively, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under “Change in fair value of contingent consideration liabilities” on the statement of operations.

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock. (See Note 6. Acquisitions).

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	10.25%
Risk free / Credit risk	12.75%
Days gap from period end to payment	90

Aramis
CYE2022 Earnout Successful Probability	99.0%
Iteration (actual)	100,000
Risk free / Credit risk	12.75%
Days gap from period end to payment	90

Traverse
CYE2023 Earnout Successful Probability	95.0%
Risk free / Credit risk	12.75%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		September 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Total liabilities	$—	$—	$1,480	$1,480
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	933	933
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	438	438
Contingent consideration - Aimtell/PushPros	Contingent consideration payable - non-current	—	—	31	31
Total		$—	$—	$2,882	$2,882

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Contingent Consideration
Balance, July 1, 2022	$480	$11,403
Additions	—	2
Changes in fair value	1,000	(3)
Settlements	—	(10,000)
Balance, September 30, 2022	$1,480	1,402

	Private Placement Warrants	Contingent Consideration
Balance, December 31, 2021	$3,960	$8,439
Additions	—	430
Changes in fair value	(2,480)	2,533
Settlements	—	(10,000)
Balance, September 30, 2022	$1,480	$1,402

NOTE 9. EMPLOYEE AND DIRECTOR INCENTIVE PLANS

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance and repurchase of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $5.3 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in “Salaries and related costs” within the Consolidated Statement of Operations. Fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date.

Restricted Stock Units
On April 12, 2022, the Board voted to award 762,000 RSUs consisting of 381,406 performance-based vesting RSUs (“PRSUs”) and 381,406 time-based vesting RSUs (“TRSUs”) to executive management and certain key employees under the 2020 Plan. On July 1, 2022, the Board voted to award 326,000 RSUs consisting of 163,000 PRSUs and 163,000 TRSUs to executive management under the 2020 Plan. The TRSU and PRSUs vest one-fourth each year based on four years of continuous service starting with January 1, 2022 through January 1, 2026.

Vesting of the PRSUs are also subject to certain performance metrics of the Company, which the Company re-evaluates the probability of achievement on a quarterly basis. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

On August 4, 2022, the Board voted to award an aggregate of 52,545 RSUs to the Company’s non-employee directors under the 2020 Plan. The RSUs will vest on the date of the annual shareholder’s meeting or on the anniversary of the award, whichever occurs first, and the related stock-based compensation expense is recognized on a straight-line basis over the vesting period.

NOTE 10. INCOME TAXES

As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 60.8% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of future earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of future earnings of DMSH). The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE and Traverse, wholly-owned U.S. corporate subsidiaries of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $0.46 million and $0.82 million for the three and nine months ended September 30, 2022, respectively. The blended effective tax rate for the three and nine months ended September 30, 2022 was 4.8% and 3.1%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc. The Company recorded $0.4 million and $1.5 million income tax expense for the three and nine months ended September 30, 2021, respectively. The blended effective tax rate for the three and nine months ended September 30, 2021 was 6.6% and 13.1%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of September 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. At September 30, 2022, the remaining current portion of Tax Receivable Agreement liability of $1.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(10,121)	$5,394	$(27,365)	$10,121
Net (loss) income attributable to non-controlling interest	(4,010)	$1,858	(10,765)	4,217
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,111)	$3,536	$(16,600)	$5,904

Add: Income effects of Class B convertible common stock	$(4,010)	$1,858	$—	$4,217
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(10,121)	$5,394	$(16,600)	$10,121

Denominator:
Weighted average shares - basic	39,961	36,511	37,644	35,050
Add: dilutive effects of Class B convertible common stock	25,699	25,853	—	25,853
Add: dilutive effects of employee equity awards	—	267	—	515
Add: dilutive effects of public warrants	—	—	—	168
Add: dilutive effects of deferred consideration	—	690	—	402
Weighted average shares - diluted	65,660	63,321	37,644	61,988

Net earnings (loss) per common share:
Basic	$(0.15)	$0.10	$(0.44)	$0.17
Diluted	$(0.15)	$0.09	$(0.44)	$0.16

Shares of the Company’s Class B convertible common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock under the two-class method has not been presented.

For the three and nine months ended September 30, 2022, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 5.0 million deferred consideration, 1.7 million stock options, 1.0 million RSUs, and 0.3 million PRSUs, respectively, as their effect would have been anti-dilutive. For the nine months ended September 30, 2022, the Company excluded the Class B convertible common stock, as their effect would have been anti-dilutive.

For the three months ended September 30, 2021, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 1.9 million employee equity awards, as the effect was anti-dilutive. For the nine months ended September 30, 2021, the Company excluded 4.0 million private warrants and approximately 1.9 million employee equity awards, as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2021, the Company excluded contingent consideration issued in connection with Aramis, Aimtell and PushPros and Crisp Results acquisitions, which were payable in DMS common stock, as the necessary conditions to pay such consideration had not been satisfied by the end of the period.

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

RECENT DEVELOPMENTS
Strategic Alternatives
On August 16, 2021, we commenced a process to evaluate potential strategic alternatives to maximize shareholder value, and as part of that process, have been evaluating a full range of strategic, operational and financial alternatives. On September 8, 2022, our board of directors received an offer from Prism Data, LLC, an investment vehicle affiliated with our CEO Joseph Marinucci and our COO Fernando Borghese, to acquire all of our outstanding Class A common stock of DMS for $2.50 per share in cash. Our board of directors is reviewing and considering the Prism Data proposal as part of the ongoing strategic review process. There can be no assurance that either the Prism Data proposal or the strategic review process will result in any strategic alternative, or any assurance as to its outcome or timing.

Auditor Change
On August 16, 2022, following a competitive selection process, the Company's Audit Committee approved the engagement of Grant Thornton LLP (“GT”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. Effective on that same date, the Company dismissed Ernst & Young (“EY”) from that role. For further information, please refer to our Current Report on Form 8-K filed with the SEC on August 19, 2022.

RESULTS OF OPERATIONS
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by type:
Customer acquisition	96.1%	96.3%	96.0%	95.8%
Managed services	2.2%	2.9%	2.8%	3.4%
Software services	1.7%	0.8%	1.2%	0.8%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	47.0%	60.5%	51.1%	58.6%
Marketplace	59.0%	54.3%	57.2%	53.4%
Technology Solutions	2.9%	2.1%	2.6%	2.0%
Intercompany eliminations	(8.9)%	(16.9)%	(10.9)%	(14.0)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	73.7%	71.8%	73.0%	70.6%
Gross profit	26.3%	28.2%	27.0%	29.4%
Salaries and related costs	13.0%	11.6%	13.3%	11.0%
General and administrative	10.1%	9.5%	11.2%	8.7%
Depreciation and amortization	7.9%	6.7%	7.4%	6.4%
Acquisition costs	*	0.4%	0.1%	0.6%
Change in fair value of contingent consideration	*	(2.9)%	0.9%	(0.8)%
(Loss) income from operations	(4.7)%	2.9%	(5.9)%	3.5%
Interest expense	5.1%	3.5%	4.2%	3.4%
Change in fair value of warrant liabilities	1.1%	(6.0)%	(0.9)%	(4.5)%
Change in Tax Receivable Agreement liability	(0.1)%	—%	*	—%
Loss on debt extinguishment	—%	—%	—%	0.7%
Net (loss) income before income taxes	(10.8)%	5.4%	(9.2)%	3.9%
Income tax expense	0.5%	0.4%	0.3%	0.5%
Net (loss) income	(11.3)%	5.0%	(9.5)%	3.4%
Net (loss) income attributable to non-controlling interest	(4.5)%	1.7%	(3.7)%	1.4%
Net (loss) income attributable to Digital Media Solutions, Inc.	(6.8)%	3.3%	(5.8)%	2.0%
____________________
* Less than one tenth of a percent.

Operating Results for the three and nine months ended September 30, 2022 and 2021
The following table presents the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and the changes from the prior period (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$90,066	$107,399	$(17,333)	(16)%	$290,372	$309,281	$(18,909)	(6)%
Cost of revenue (exclusive of depreciation and amortization)	66,378	77,063	(10,685)	(14)%	211,997	218,304	(6,307)	(3)%
Salaries and related costs	11,668	12,449	(781)	(6)%	38,612	34,426	4,186	12%
General and administrative	9,076	10,237	(1,161)	(11)%	32,622	27,051	5,571	21%
Depreciation and amortization	7,142	7,186	(44)	(1)%	21,377	19,649	1,728	9%
Acquisition costs	14	420	(406)	(97)%	306	1,820	(1,514)	(83)%
Change in fair value of contingent consideration	(3)	(3,085)	3,082	(100)%	2,533	(2,525)	5,058	(200)%
(Loss) income from operations	$(4,209)	$3,129	$(7,338)	(235)%	$(17,075)	$10,556	$(27,631)	(262)%
Interest expense	4,570	3,756	814	22%	12,072	10,635	1,437	14%
Change in fair value of warrant liabilities	1,000	(6,400)	7,400	(116)%	(2,480)	(13,835)	11,355	(82)%
Change in Tax Receivable Agreement liability	(121)	—	(121)	(100)%	(121)	—	(121)	(100)%
Loss on debt extinguishment	—	—	—	100%	—	2,108	(2,108)	(100)%
Net (loss) income before income taxes	$(9,658)	$5,773	$(15,431)	(267)%	$(26,546)	$11,648	$(38,194)	(328)%
Income tax expense	463	379	84	22%	819	1,527	(708)	(46)%
Net (loss) income	$(10,121)	$5,394	$(15,515)	(288)%	$(27,365)	$10,121	$(37,486)	(370)%
Net (loss) income attributable to non-controlling interest	(4,010)	1,858	(5,868)	(316)%	(10,765)	4,217	(14,982)	(355)%
Net (loss) income attributable to Digital Media Solutions, Inc.	$(6,111)	$3,536	$(9,647)	(273)%	$(16,600)	$5,904	$(22,504)	(381)%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Brand Direct
Customer acquisition	$41,381	$63,332	$(21,951)	(35)%	$144,123	$174,341	$(30,218)	(17)%
Managed services	937	1,667	(730)	(44)%	4,211	6,713	(2,502)	(37)%
Total Brand Direct	$42,318	$64,999	$(22,681)	(35)%	$148,334	$181,054	$(32,720)	(18)%
Marketplace
Customer acquisition	$53,230	$58,278	$(5,048)	(9)%	$166,128	$165,300	$828	1%
Total Marketplace	$53,230	$58,278	$(5,048)	(9)%	$166,128	$165,300	$828	1%
Technology Solutions
Managed services	1,076	1,471	(395)	(27)%	3,989	3,796	193	5%
Software services	1,501	784	717	91%	3,472	2,391	1,081	45%
Total Technology Solutions	$2,577	$2,255	$322	14%	$7,461	$6,187	$1,274	21%
Corporate and Other
Customer acquisition	$(8,059)	$(18,133)	$10,074	(56)%	$(31,551)	$(43,260)	$11,709	(27)%
Total Corporate and Other	$(8,059)	$(18,133)	$10,074	(56)%	$(31,551)	$(43,260)	$11,709	(27)%
Total Customer acquisition	$86,552	$103,477	$(16,925)	(16)%	$278,700	$296,381	$(17,681)	(6)%
Total Managed services	2,013	3,138	(1,125)	(36)%	8,200	10,509	(2,309)	(22)%
Total Software services	1,501	784	717	91%	3,472	2,391	1,081	45%
Total Net revenue	$90,066	$107,399	$(17,333)	(16)%	$290,372	$309,281	$(18,909)	(6)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced a decrease in Customer acquisition revenue of $22.0 million or 35% and $30.2 million or 17% during the three and nine months ended September 30, 2022, respectively. Customer acquisition revenue for Marketplace decreased by $5.0 million or 9% and increased by $0.8 million or 0.5% for the three and nine months ended September 30, 2022, respectively. The changes in both the Brand Direct and Marketplace segments were primarily due to macro challenges within the insurance industry which continue to apply downward pressure on cost per click (“CPC”) and cost per lead (“CPL”) pricing. In addition we’ve observed aggressive competitive activities within our publisher portfolio, as well as an adjustment in the health insurance model shifting non-enrollment ad spend which impacted our performance since Q2.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a slight decrease of $1.1 million or 36% and a decrease of $2.3 million or 22% during the three and nine months ended September 30, 2022. The changes were primarily driven by decreased media activity, resulting in lower agency fees.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and nine months ended September 30, 2022.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	PPTS Change	2022	2021	PPTS Change
Brand Direct	22.3%	22.8%	(0.5)	20.8%	23.9%	(3.1)
Marketplace	22.6%	23.8%	(1.2)	24.7%	26.0%	(1.3)
Technology Solutions	86.0%	71.8%	14.2	86.0%	75.6%	10.4
Total gross profit percentage	26.3%	28.2%	(1.9)	27.0%	29.4%	(2.4)

Gross profit for Brand Direct decreased for the three and nine months ended September 30, 2022, primarily driven by inflationary uncertainty within the auto industry leading to compressed pricing and decreased acquisition spending, timing of optimized media rebalancing, and monetization challenges within the DMS ecosystem.

Gross profit for Marketplace decreased for the three and nine months ended September 30, 2022, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our Insurance business as well as the shift in ad spend from non enrollment periods from some of our health insurance partners. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations.
Gross profit for Technology Solutions increased for the three and nine months ended September 30, 2022, driven by the optimization of media purchasing activity which led to larger budgets and resulted in increased fees in addition to the Traverse acquisition which carries a higher margin profile.

Total gross profit decreased for the three and nine months ended September 30, 2022, primarily due to the unexpected impact of inflationary pressures within the insurance industry which led to a decline in click pricing and shifts in health insurance budgets culminating in monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased by $0.8 million or 6.3% for the three months ended September 30, 2022 due to higher than expected attrition; and increased $4.2 million or 12.2% for the nine months ended September 30, 2022 due to an increase in stock-based compensation and headcount as a result of required expansion of our workforce to support the Company, as well as the addition of FTEs from the Crisp Results and DMS Voice licensing.

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

General and administrative expenses decreased $1.2 million or 11.3% for the three months ended September 30, 2022 largely due to improved client collections and synergies within software and technology; and increased $5.6 million or 20.6% for the nine months ended September 30, 2022 due to acquisition related expenses across multiple categories including software, technology, and professional expenses as well as an overall increase in compliance fees.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $0.0 million or 0.6% for the three months ended September 30, 2022 due to fewer fixed assets purchased during the current quarter versus prior year’s quarter; and increased $1.7 million or 8.8%, during the for the nine months ended September 30, 2022 due to fixed assets acquired with Crisp Results and AAP, as well as continued investments in internally developed software, which were placed in service during 2021.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs changed $0.4 million or 96.7% and $1.5 million or 83.2% during the three and nine months ended September 30, 2022, respectively. The changes were primarily due to prior year costs related to the AAP and Crisp acquisitions (see Note 6. Acquisitions).

Interest expense. Interest expense for three and nine months ended September 30, 2022 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 5. Debt).

Interest expense increased by $0.8 million or 21.7% and $1.4 million or 13.5%, during the three and nine months ended September 30, 2022, respectively. The increases for the three and nine months ended September 30, 2022, were primarily due to approximately 1.0% increase in our LIBOR rate as a result of current financial markets.

Income tax expense. The Company recorded income tax expense of $0.5 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The blended effective tax rate for the three and nine months ended September 30, 2022 was 4.8% and 3.1%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc.

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

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(10,121)	$5,394	$(27,365)	$10,121
Adjustments
Interest expense	4,570	3,756	12,072	10,635
Income tax expense	463	379	819	1,527
Depreciation and amortization	7,142	7,186	21,377	19,649
Change in fair value of warrant liabilities (1)	1,000	(6,400)	(2,480)	(13,835)
Change in Tax Receivable Agreement liability	(121)	—	(121)	—
Loss on debt extinguishment	—	—	—	2,108
Stock-based compensation expense	1,424	1,516	5,332	4,046
Restructuring costs	(13)	52	2,166	133
Acquisition costs (2)	14	420	306	1,820
Change in fair value of contingent consideration liabilities	(3)	(3,085)	2,533	(2,525)
Other expense (3)	708	887	3,940	4,123
Adjusted net income	$5,063	$10,105	$18,579	$37,802
Additional adjustments
Pro forma cost savings - Reorganization (4)	$—	$—	$—	$31
Pro forma cost savings - Acquisitions (5)	—	856	—	2,656
Acquisitions EBITDA (6)	—	—	—	2,711
Adjusted EBITDA	$5,063	$10,961	$18,579	$43,200
Less: Capital Expenditures	2,050	3,663	5,247	7,875
Unlevered free cash flow	$3,013	$7,298	$13,332	$35,325
Unlevered free cash flow conversion	59.5%	66.6%	71.8%	81.8%
______________
(1)Mark-to-market warrant liability adjustments.
(2)Includes business combination transaction fees, acquisition incentive payments and pre-acquisition expenses.
(3)Includes legal fees associated with acquisitions and other extraordinary matters, costs related to philanthropic initiatives, and private warrant transaction related costs.
(4)Costs savings as a result of the Company reorganization initiated in Q2 2020.
(5)Cost synergies expected as a result of the full integration of the acquisitions.
(6)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the three and nine months ended September 30, 2021.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unlevered free cash flow	$3,013	$7,298	$13,332	$35,325
Capital expenditures	2,050	3,663	5,247	7,875
Adjusted EBITDA	$5,063	$10,961	$18,579	$43,200
Acquisitions EBITDA (1)	—	—	—	2,711
Pro forma cost savings - Reorganization (2)	—	—	—	31
Pro forma cost savings - Acquisitions (3)	—	856	—	2,656
Adjusted net income	$5,063	$10,105	$18,579	$37,802
Acquisition costs (4)	14	420	306	1,820
Change in fair value of contingent consideration liabilities	(3)	(3,085)	2,533	(2,525)
Other expenses (5)	708	887	3,940	4,123
Stock-based compensation	1,424	1,516	5,332	4,046
Restructuring costs	(13)	52	2,166	133
Change in fair value of warrant liabilities (6)	1,000	(6,400)	(2,480)	(13,835)
Loss on debt extinguishment	—	—	—	2,108
Subtotal before additional adjustments	$1,933	$16,715	$6,782	$41,932
Less: Interest expense	4,570	3,756	12,072	10,635
Less: Income tax expense	463	379	819	1,527
Less: Change in Tax Receivable Agreement liability - Consolidated statements of operations	(121)	—	(121)	—
Provision for bad debt	(34)	475	1,305	1,384
Lease restructuring charges	(169)	(255)	(167)	(81)
Loss on debt extinguishment	—	—	—	2,108
Stock-based compensation, net of amounts capitalized	1,424	1,446	5,332	3,976
Amortization of debt issuance costs	211	478	1,149	1,006
Deferred income tax provision, net	(375)	(1,220)	(1,160)	(856)
Change in fair value of contingent consideration	(3)	(3,085)	2,533	(2,525)
Change in fair value of warrant liability	1,000	(6,400)	(2,480)	(13,835)
Change in Tax Receivable Agreement liability - Consolidated statements of cash flows	(120)	—	(120)	—
Change in income tax receivable and payable	666	1,600	1,297	(728)
Change in accounts receivable	798	(2,994)	4,824	(7,324)
Change in prepaid expenses and other current assets	(1,465)	(2,343)	1,120	(2,121)
Change in accounts payable and accrued expenses	(4,066)	4,401	(5,341)	(2,367)
Change in other liabilities	(220)	(326)	(195)	(516)
Net cash provided by operating activities	$(5,332)	$4,357	$2,109	$7,891

______________
(1)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the three and nine months ended September 30, 2021.
(2)Costs savings as a result of the Company reorganization initiated in Q2 2020.
(3)Cost synergies expected as a result of the full integration of the acquisitions.
(4)Includes business combination transaction fees, acquisition incentive payments and pre-acquisition expenses.
(5)Includes legal fees associated with acquisitions and other extraordinary matters, costs related to philanthropic initiatives, and private warrant transaction related costs.
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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(10,121)	$5,394	$(27,365)	$10,121
Net (loss) income attributable to non-controlling interest	(4,010)	$1,858	(10,765)	4,217
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,111)	$3,536	$(16,600)	$5,904

Add: Income effects of Class B convertible common stock	$(4,010)	$1,858	$—	$4,217
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(10,121)	$5,394	$(16,600)	$10,121

Denominator:
Weighted average shares - basic	39,961	36,511	37,644	35,050
Add: dilutive effects of Class B convertible common stock	25,699	25,853	—	25,853
Add: dilutive effects of employee equity awards	—	267	—	515
Add: dilutive effects of public warrants	—	—	—	168
Add: dilutive effects of deferred consideration	—	690	—	402
Weighted average shares - diluted	65,660	63,321	37,644	61,988

Net earnings (loss) per common share:
Basic	$(0.15)	$0.10	$(0.44)	$0.17
Diluted	$(0.15)	$0.09	$(0.44)	$0.16

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to Digital Media Solutions, Inc. - basic	$(6,111)	$3,536	$(16,600)	$5,904
Net (loss) income attributable to Digital Media Solutions, Inc. - diluted	$(10,121)	$5,394	$(16,600)	$10,121
Add adjustments:
Change in fair value of warrant liabilities	$1,000	$(6,400)	$(2,480)	$(13,835)
Loss on debt extinguishment	—	—	—	2,108
Acquisition and related costs	14	420	306	1,820
Restructuring costs	(13)	52	2,166	133
Business combination expenses	—	856	—	2,656
Stock-based compensation expense	1,424	1,516	5,332	4,046
	$2,425	$(3,556)	$5,324	$(3,072)
Net income tax expense based on conversion of units	—	(337)	—	565
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - basic	$(3,686)	$(357)	$(11,276)	$3,397
Adjusted net income (loss) attributable to Digital Media Solutions, Inc. - diluted	$(7,696)	$2,175	$(11,276)	$6,484

Denominator:
Weighted-average shares outstanding - basic	39,961	36,511	37,644	35,050
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,699	36,511	24,109	35,050
	65,660	73,022	61,753	70,100

Adjusted EPS - basic	$(0.06)	$—	$(0.18)	$0.05
Adjusted EPS - diluted	$(0.12)	$0.03	$(0.18)	$0.09

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2022	December 31, 2021	$ Change	% Change
Cash	$18,271	$26,394	$(8,123)	(31)%
Availability under revolving credit facility	$50,000	$50,000	$—	—%
Total Debt	$217,088	$217,755	$(667)	—%

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

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since

May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three and nine months ended September 30, 2022, the effective interest rate was 7.25%. On October 4, 2022, the Company drew $5.0 million on the Revolving Facility.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due.

As of September 30, 2022 and December 31, 2021, respectively, we were in material compliance with all financial covenants. If the Company fails to comply with its financial covenants, an event of default under the Credit Facility would be triggered and the Company’s obligations under the Credit Facility may be accelerated. Management is monitoring the Company’s compliance and future ability to comply with all financial covenants, which management estimates may not be met within one year of issuance of these consolidated financial statements. Management is prepared to take certain steps to ensure compliance, including requesting waivers from or entering into amendments with the Lenders.

Cash flows from operating activities
Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2022 as compared to $7.9 million provided by operating activities in the nine months ended September 30, 2021. The decrease is primarily attributable to an increase in accounts receivable collections, and a decrease in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 decreased by $24.9 million or 76% to $7.8 million from $32.7 million for the nine months ended September 30, 2021, primarily due to the timing of the acquisition of AAP and Crisp Results made during the first half of 2021.

Cash flows from financing activities
Net cash (used in) provided by financing activities for the nine months ended September 30, 2022 was $(2.4) million, reflecting an increase of $14.6 million or 120%, as compared to $12.1 million for the nine months ended September 30, 2021. This increase was due to higher required repayments of borrowings of long-term debt and notes payable in the prior year under the Monroe Credit Facility and Insurance Premium Financial Service arrangements.

For the nine months ended September 30, 2022, our Unlevered Free Cash Flow conversion rate decreased 10% due to lower business performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

Interest Rate Risk
As of September 30, 2022, we had total debt outstanding of $217.1 million (net of $5.1 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our original Term Loan of $225 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 1% (100 basis points) increase in interest rates would increase our interest expense by approximately $2.3 million annually, based on the debt outstanding at September 30, 2022.

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

Based on their evaluation as of September 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2021 Form 10-K. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, as a material weakness existed. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements could occur but will not be prevented or detected on a timely basis.

In this regard, in connection with our implementation of policies and procedures with respect to accounts receivable, including the allowance for doubtful accounts, and associated revenue, we previously discovered a material error in a customer receivable account, related to a duplicate billing of a customer in fiscal years 2020 and 2021. As a result of these matters, we determined that our controls around revenue and accounts receivable policies and procedures were not effective as of December 31, 2021. The errors related to these matters have been corrected and are properly reflected in our consolidated financial statements for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
Except as disclosed above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors

The Company’ s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described below and in Part I, Item 1A: Risk Factors in our 2021 Form 10-K.

We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants and ratios that limit our ability to engage in specific types of transactions. For example, under our credit facility, we have a net leverage ratio covenant of 5:1, which will reduce to 4.5:1 as of December 31, 2022. Subject to limited exceptions, these covenants and ratios limit our ability to, among other things:
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

Our obligations under our credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment. The covenants in our credit facility may limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the credit facility impose on us. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. Although we are currently in compliance with these covenants, if we anticipate non-compliance with certain financial covenants and ratios, we may be forced to request waivers from or enter into amendments with our lenders to avoid default. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to amend these covenants or that any such amendment will be available to us on favorable terms. An inability on our part to amend the financial covenants could limit our ability to take advantage of the benefits described above related to our ability to engage in specific types of transactions and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock. In addition, if we fail to meet the required covenants and ratios, we will not have access to further draw-downs under our credit facility.

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
Date: November 9, 2022

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard Rodick
Name:	Richard Rodick
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)