Form 10-K
period 2022-12-31
Digital Media Solutions, Inc.
filed 2023-03-31
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Registrants’ telephone number, including area code: (877) 236-8632

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $1.16 reported on the New York Stock Exchange, was approximately $8.2 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 29, 2023, 39,957,187 shares of the registrant’s Class A Common Stock; 25,699,464 of the registrant’s Class B Common Stock; and 28,443,522 warrants to purchase shares of the registrant’s Class A Common Stock, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Annual Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1955. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its and ClickDealer’s future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) DMS’s ability to attain the expected financial benefits from the ClickDealer transaction; (2) any impacts to the ClickDealer business from our acquisition thereof, (3) the COVID-19 pandemic or other public health crises; (4) management of our international expansion a a result of the ClickDealer acquisition; (5) changes in client demand for our services and our ability to adapt to such changes; (6) the entry of new competitors in the market; (7) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (8) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets; (9) the performance of DMS’s technology infrastructure; (10) the ability to protect DMS’s intellectual property rights; (11) the ability to successfully source, complete and integrate acquisitions; (12) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including any integration of the ClickDealer business; (13) changes in applicable laws or regulations and the ability to maintain compliance; (14) our substantial levels of indebtedness; (15) volatility in the trading price on the NYSE of our common stock and warrants; (16) fluctuations in value of our private placement warrants; and (17) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC.

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

Refer to Note 2. Business Combination in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for an overview of the Company’s background.

Recent Developments

Strategic Alternatives
On August 16, 2021, we commenced a process to evaluate potential strategic alternatives to maximize shareholder value, and as part of that process, have been evaluating a full range of strategic, operational and financial alternatives. On September 8, 2022, our board of directors received an offer from Prism Data, LLC, an investment vehicle affiliated with our CEO Joseph Marinucci and our COO Fernando Borghese, to acquire all of our outstanding Class A common stock of DMS for $2.50 per share in cash. On March 6, 2023, the Company issued a press release announcing that its Board of Directors had concluded its strategic review and that the previously disclosed non-binding offer by Prism Data LLC to acquire the Company had been withdrawn. For further information, refer to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2023.

Recent Business Acquisition
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

On March 30, 2023, the Company acquired certain assets of G.D.M. Group Holding Limited, a company organized under the laws of Cyprus (“ClickDealer Cyprus”), ClickDealer Asia Pte., Ltd., a company organized in Singapore (“ClickDealer Singapore”), GDMgroup Asia Limited, a company organized in Hong Kong (“ClickDealer HongKong”) and ClickDealer Europe BV, a company organized in the Netherlands (“ClickDealer Netherlands”, and collectively with ClickDealer Cyprus, ClickDealer Singapore, ClickDealer Hong Kong, and any other related entity “ClickDealer”). The Company paid cash consideration of $35 million upon closing of the transaction. The transaction also includes up to $10 million in contingent consideration, subject to the achievement of certain milestones, to be paid two years after the acquisition date, subject to the operation of the acquired assets reaching certain milestone. The contingent consideration may be paid in cash or the Company’s Class A Common Stock, to be mutually agreed by DMS and the applicable recipients. For further information, refer to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2023.

Private Placement of Convertible Preferred Stock and Warrants
On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Oferrings”), including $6.0 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million. The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement. See Note 17. Subsequent Events for further details.

Proceeds were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 8. Debt) and consummate the ClickDealer acquisition.

Auditor Change
On August 16, 2022, following a competitive selection process, the Company’s Audit Committee approved the engagement of Grant Thornton LLP (“GT”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. Effective on that same date, the Company dismissed Ernst & Young (“EY”) from that role. For further information, refer to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022.

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

The Company is headquartered in Clearwater, Florida with approximately 454 employees as of December 31, 2022.

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

Segments Revenue
We classify our operations into three reportable segments: Brand Direct, Marketplace and Technology Solutions.

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

Under the Technology Solutions reportable segment, we earn revenues from fees for other services provided to our customers such as the management of digital media services on behalf of our customers as well as our SaaS offering. Revenue in this segment is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods and services. Upon satisfaction of the associated performance obligation, the Company recognizes revenue.

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

Customer Concentration
For the years ended December 31, 2022 and 2021, one advertising customer accounted for approximately 23.2% and 13.5% of our total revenues, respectively. We market for advertisers on our platform primarily through utilizing impressions, ad clicks, direct messaging to consumers, leads, and email to sales conversions, directly measuring results and providing accountability. Our initial contract terms for customer acquisition are typically one to three months. Managed services are typically signed for one-month terms with auto-renewal for subsequent period and revenue by licensing the Software to customers under SaaS-based contracts, which is typically one-month with auto-renewal for subsequent months. The large majority of our customers pay on a monthly basis. Our services are billed on a monthly basis for the services provided in the previous month. Our pricing method reflects the price and quantities for the service provided, which is driven by the volume of customer acquisition, includes access to our direct service, technical support and managed services infrastructure. We generally recognize revenues from our leads, services and software platform ratably over the contractual term of the arrangement. We do not charge third-

party suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform.

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

To combat this challenge, we have built out a channel-agnostic media team that leverages our proprietary first party data asset to buy media, on both the Brand Direct and Marketplace solutions we offer, to connect ad units with consumers who have probability and intent to interact with those ad units. Additionally, we have formed strategic partnerships through acquisitions with other advertising and proprietary media marketing software providers to increase our access to high quality targeted media. Our acquisition of Traverse provide us access to proprietary software to drive meaningful engagement with advertising targets.

Regulation
Our domestic business is subject to a significant number of federal, state and local laws and regulations and our international operations are regulated by various foreign governments and international bodies. We conduct marketing activities, directly and indirectly, via telephone, email and/or through other online and offline marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, Europe’s General Data Protection Regulation, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, the Telephone Consumer Protection Act, or TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. We are also subject to regulation as a licensed insurance agency for Medicare insurance policies in certain states. In addition, we are subject to laws, rules and regulations regarding data collection, privacy and data security, charitable fundraising, and sweepstakes and promotions, among others. Some of our clients operate in regulated industries, such as financial services, credit repair, consumer and mortgage lending, healthcare and medical services and secondary education, and, to the extent applicable, we must comply with the laws, rules and regulations applicable to marketing activities in those industries.

Macroeconomic conditions
During 2020 and 2021, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, all had an adverse impact on our customers’ costs of services and their demand for our services and our revenues. By late 2021, the auto insurance industry began to experience significant economic macro headwinds which resulted in 14 of the 20 largest private auto insurers experiencing double-digit declines in loss ratios.

Additionally, in 2022, persistent inflationary pressures leading to rising costs across all goods and services continued to intensify recessionary fears. Exceptional inflation and supply chain issues have continued to plague the insurance market as we experience unparalleled market volatility. Specifically, within the auto insurance industry, increased claims costs continue to suppress insurance carrier marketing spend extending the expected recovery as carriers remain cautious.

These and other difficulties faced by our customers have magnified due to hardships in the economy which could cause a reduction in their advertising budgets as they seek to manage expenses in general. Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.

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

Available Information

Our website is www.DigitalMediaSolutions.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbol “DMS.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Investor Relations at investors@dmsgroup.com.

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

–Risks related to our business:
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
•operating our business outside of the U.S. makes us susceptible to the various risks of doing business internationally, such lower revenues, increase in costs, reduction in profits, disruption to business or damage to reputation;
•the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires;
•our substantial levels of indebtedness, and maintaining covenants under our credit facility;
•litigation could distract management, increase our expenses or subject us to material money damages and other remedies;
•the change in fair value of our private placement warrants at each reporting period and the potential that such change may adversely affect our net (loss) income in our consolidated statements of operations;
•dependence on key personnel to operate our business, and our management team has limited experience with international operations and managing a public company;
•our goodwill or intangibles assets may become impaired and the potential that such change may adversely affect our net (loss) income in our consolidated statements of operations; and
•foreign exchange rate fluctuations could result in significant foreign currency gains and losses and affect our results of operations.

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

Customer Concentration Creates Risk for Our Business.

For the years ended December 31, 2022 and 2021, one advertising customer accounted for approximately 23.2% and 13.5% of our total revenues, respectively. We expect that sales to this advertising customer will continue to be a significant contributor to our Net revenue. Certain parts of our business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such a large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing our products, or if we experience difficulty in meeting the high demand by these larger customers for our products, our revenues and results of operations could be adversely affected.

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

Our business relies on the data provided to us by consumers and advertisers using our brand direct, marketplace and technology solutions. The large amount of information we use in operating our marketplaces and brand direct solutions is critical to the web platform experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and advertisers using our marketplaces and our brand direct solutions may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative experience for consumers using our marketplaces and our brand direct solutions and could materially adversely affect our business and financial results.

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

Our success depends on our continued innovation to provide product and service offerings that make our marketplaces, brand direct and technology solutions useful for consumers. These new offerings must be widely adopted by consumers in order for us to continue to attract advertisers to our marketplaces and brand direct solutions. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our marketplaces and brand direct solutions and their related product and service offerings and effectively incorporate new internet technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.

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

Our Company’s operations and their related revenues and results of operations have significantly changed over the last several years. This change may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

The significance of our operations outside of the U.S. makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

With the acquisition of ClickDealer, we have expanded our brand direct business outside of the U.S. and its territories, which exposes us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions, that could have a material negative impact on our operations or our ability to pursue development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in managing an organization doing business in many different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; and (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation. Due to our lack of experience with international operations and developing and managing sales and distributions channels in international markets, our international expansion may not be successful.

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

With the acquisition of ClickDealer, we have expanded our business internationally and therefore may encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

Our existing indebtedness and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2022 we had $221.6 million and $40.0 million outstanding under our Term Loan and our Revolving Facility, respectively, and in the future we could incur indebtedness beyond our Credit Facility.

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

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants and ratios that limit our ability to engage in specific types of transactions. For example, under our credit facility, we had a net leverage ratio covenant of 5.0:1.0 as of December 31, 2021, which declined to 4.5:1.0 as of December 31, 2022. Subject to limited exceptions, these covenants and ratios limit our ability to, among other things:

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

As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of a private placement Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events).

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

Our management team has limited experience with international operations and managing a public company.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Due to our management team’s limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. Our management’s lack of experience and failure to successfully manage the various risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. Following the completion of the Business Combination, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

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

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We have a substantial amount of Goodwill and purchased intangible assets on our consolidated balance sheets as a result of acquisitions. The carrying value of Goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives are amortized based on their economic lives. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our Goodwill and intangible assets include a reduced market capitalization, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any Goodwill impairment assessment. We perform an impairment analysis of our Goodwill annually. For the year ended December 31, 2022, the result of our annual impairment test indicated that there were no Goodwill impairment indicators, as the carrying value of the reporting units exceeded their fair value. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2022. As a result, the Company recorded impairment loss of $0.9 million and $20.7 million to Intangible assets which are in asset groups included in Brand Direct and Marketplace reporting units, respectively, for the year ended December 31, 2022.

We will continue to conduct impairment analyses of our Goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to do an interim impairment analysis and possible take additional impairment charges in the future. Further impairment charges to our Goodwill could have a material adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates could impact our financial condition and results of operations.

Since our ClickDealer acquisition, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. As a result, the fluctuation in the value of the U.S.

dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows. Upon translation, operating results may differ materially from expectations. As we continue to expand our international operations, our exposure to exchange rate fluctuations will increase. International advertisers’ spending may be affected by changes in currency exchange rates, and as a result, the related revenues may be adversely impacted by fluctuations in currency exchange rates. Further, although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased international operation costs, which could negatively affect our competitive position and our results of operations. Further, we have not engaged in currency hedging activities to limit risk of exchange rate fluctuations.

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

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. Publishers have imposed restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platforms, and otherwise increase our operating and compliance costs.

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

If we fail to improve and maintain an effective system of internal control over financial reporting in the future and remediate the identified material weakness, we may not be able to accurately or timely report our financial condition or results of operations, and may adversely affect investor confidence in us and the price of our common stock and warrants.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to revenues and accounts receivable, including the allowance for doubtful accounts. Management assessed our internal control over financial reporting as of December 31, 2022 and concluded that a material weakness continues to exist related to revenues. In response, management implemented additional procedures to ensure the accuracy and completeness of financial results impacted by control deficiencies. While we have addressed issues related to accounts receivable and the allowance for doubtful accounts, the risk remains that our ongoing control weaknesses may adversely affect the accuracy and reliability of our financial reporting.

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

As of December 31, 2022, Prism Data, LLC and three Clairvest Group funds, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, and CEP V Co-Investment Limited Partnership, (Prism Data, LLC and the Clarirvest funds collectively, the “Majority Shareholders”) own securities representing a majority of the total outstanding voting interests in the Company’s capital stock. As long as the Majority Shareholders each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of the Board, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Majority Shareholders have entered into a Director Nomination Agreement that formalizes their agreement to vote in favor of each other’s director candidates.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will be an emerging growth company until December 31, 2023. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The price of Our Common Stock and Warrants may be volatile, which may affect our ability to raise capital in the future and may subject the value of the investment of our stockholders to sudden decreases.

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
•material and adverse impact of the COVID-19 pandemic, overseas military interventions and/or global economic or political changes in on the markets and the broader global economy;
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

As of the date of this Annual Report, we have public and private warrants outstanding to purchase up to an aggregate of 28,443,522 shares of Class A Common Stock. We also have the ability to initially issue additional shares under our 2020 Omnibus Incentive Plan (the “2020 Plan”). We may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our inability to comply with the continued listing requirements of the NYSE could result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NYSE. If we do not maintain compliance with the continued listing requirements for the NYSE within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). No assurance can be provided that we will continue to comply with these continued listing requirements. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate office is located in a leased premise at 4800 140th Avenue N., Suite 101, Clearwater, Florida. We lease real property where appropriate to support our business, and we believe our leased properties are not material to our business. In addition, we believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

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

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Common Stock

Our Class A Common Stock trades on the New York Stock Exchange (“NYSE”) using the ticker symbol “DMS.” Our common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. As of March 29, 2023, there were 32 holders of record.

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

Results of Operations

The following table presents our consolidated results of operations as a percentage of net revenue:

	Years Ended December 31,
	2022	2021
Revenue by type:
Customer acquisition	96.1%	95.7%
Managed services	2.6%	3.6%
Software services	1.3%	0.7%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	52.2%	59.3%
Marketplace	55.3%	52.4%
Technology Solutions	2.5%	2.2%
Intercompany eliminations	(10.0)%	(13.9)%
Net revenue	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	73.6%	70.8%
Gross profit	26.4%	29.2%
Salaries and related costs	12.8%	11.2%
General and administrative	10.7%	9.4%
Depreciation and amortization	7.2%	5.9%
Impairment of intangible assets	5.5%	—%
Acquisition costs	0.4%	0.5%
Change in fair value of contingent consideration	0.7%	0.3%
(Loss) income from operations	(10.9)%	1.9%
Interest expense	4.4%	3.3%
Change in fair value of warrant liabilities	(0.9)%	(4.2)%
Change in Tax Receivable Agreement liability	*	(3.6)%
Loss on debt extinguishment	—%	0.5%
Loss on disposal of assets	*	*
Net (loss) income before income taxes	(14.4)%	5.9%
Income tax (benefit) expense	(1.0)%	4.5%
Net (loss) income	(13.4)%	1.4%
Net (loss) income attributable to non-controlling interest	(5.3)%	0.9%
Net (loss) income attributable to Digital Media Solutions, Inc.	(8.1)%	0.5%
____________________
* Less than one tenth of a percent.

Operating Results for years ended December 31, 2022 and 2021

The following table presents the consolidated results of operations for the years ended December 31, 2022 and 2021 and the changes from the prior periods (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Net revenue	$391,148	$427,935	$(36,787)	(9)%
Cost of revenue (exclusive of depreciation and amortization)	287,820	303,025	(15,205)	(5)%
Salaries and related costs	49,872	48,014	1,858	4%
General and administrative	41,878	40,040	1,838	5%
Depreciation and amortization	28,242	25,401	2,841	11%
Impairment of intangible assets	21,570	—	21,570	100.0%
Acquisition costs	1,650	1,967	(317)	(16)%
Change in fair value of contingent consideration	2,583	1,106	1,477	134%
(Loss) income from operations	(42,467)	8,382	(50,849)	(607)%
Interest expense	17,366	14,166	3,200	23%
Change in fair value of warrant liabilities	(3,360)	(18,115)	14,755	(82)%
Change in Tax Receivable Agreement liability	125	(15,289)	15,414	(101)%
Loss on debt extinguishment	—	2,108	(2,108)	(100)%
Loss on disposal of assets	7	8	(1)	(13)%
Net (loss) income before income taxes	(56,605)	25,504	(82,109)	(322)%
Income tax (benefit) expense	(4,105)	19,311	(23,416)	(121)%
Net (loss) income	(52,500)	6,193	(58,693)	(948)%
Net (loss) income attributable to non-controlling interest	(20,548)	3,991	(24,539)	(615)%
Net (loss) income attributable to Digital Media Solutions, Inc.	$(31,952)	$2,202	$(34,154)	(1551)%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior periods:

	Years Ended December 31,
	2022	2021	$ Change	% Change
Brand Direct
Customer acquisition	$198,873	$244,942	$(46,069)	(19)%
Managed services	5,367	8,845	(3,478)	(39)%
Total Brand Direct	204,240	253,787	(49,547)	(20)%
Marketplace
Customer acquisition	216,385	224,158	(7,773)	(4)%
Total Marketplace	216,385	224,158	(7,773)	(4)%
Technology Solutions
Managed services	4,814	6,471	(1,657)	(26)%
Software services	4,993	3,169	1,824	58%
Total Technology Solutions	9,807	9,640	167	2%
Corporate and Other
Customer acquisition	(39,284)	(59,650)	20,366	(34)%
Total Corporate and Other	(39,284)	(59,650)	20,366	(34)%
Total Customer acquisition	375,974	409,450	(33,476)	(8)%
Total Managed services	10,181	15,316	(5,135)	(34)%
Total Software services	4,993	3,169	1,824	58%
Total Net revenue	$391,148	$427,935	$(36,787)	(9)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced a decrease in Customer acquisition revenue of $46.1 million or 19% during the year ended December 31, 2022. Customer acquisition revenue for Marketplace decreased by $7.8 million or 4% for the year ended December 31, 2022. The changes in both the Brand Direct and Marketplace segments were primarily due to macro challenges within the insurance industry which continue to apply downward pressure on cost per click (“CPC”) and cost per lead (“CPL”) pricing. Additionally, extraordinary inflation and supply chain challenges have contributed to the insurance market volatility as increased claims costs continue to suppress insurance carrier marketing spend further delaying the expected market recovery. We also observed aggressive competitive activities within our publisher portfolio, as well as an adjustment in the health insurance model shifting non-enrollment ad spend which impacted our performance since Q2.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $5.1 million or 34% during the year ended December 31, 2022. The changes were primarily driven by decreased media activity, resulting in lower agency fees.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the year ended December 31, 2022.

Cost of revenue and gross profit. Cost of revenue primarily includes media and other related costs, such as the cost to acquire user traffic through the purchase of impressions, clicks or actions from publishers or third-party intermediaries, including advertising exchanges, and technology costs that enable media acquisition. These media costs are used primarily to drive user traffic to the Company’s and our customers’ media properties. Cost of revenue also includes indirect costs such as data verification, hosting and fulfillment costs. Gross profit is exclusive of depreciation and amortization.

The following table presents the gross profit percentage (gross profit as a percentage of total net revenue) by segment and the changes from prior period:

	Years Ended December 31,
	2022	2021	PPTS Change
Brand Direct	21.0%	23.0%	(2.0)
Marketplace	24.1%	27.0%	(2.9)
Technology Solutions	85.4%	63.2%	22.2
Total gross profit percentage	26.4%	29.2%	(2.8)

Gross profit for Brand Direct decreased for the year ended December 31, 2022, primarily driven by inflationary uncertainty within the auto industry and aggressive competitive activities within our publisher portfolio leading to compressed pricing and decreased acquisition spending, timing of optimized media rebalancing, and monetization challenges within the DMS ecosystem.

Gross profit for Marketplace decreased for the year ended December 31, 2022, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our Insurance business as well as the shift in ad spend from non enrollment periods from some of our health insurance partners. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations.

Gross profit for Technology Solutions increased for the year ended December 31, 2022, driven by the optimization of media purchasing activity which led to larger budgets and resulted in increased fees in addition to the Traverse acquisition which carries a higher margin profile.

Total gross profit decreased for the year ended December 31, 2022, primarily due to the unexpected impact of inflationary pressures within the insurance industry which led to a decline in click pricing and shifts in health insurance budgets culminating in monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs increased $1.9 million or 3.9% for the year ended December 31, 2022 due to an increase in headcount from the addition of Crisp Results, DMS Voice licensing, and Traverse plus the subsequent resource expansion required of our workforce to support the Company.

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

General and administrative expenses increased $1.8 million or 4.6% for the year ended December 31, 2022 due to acquisition related expenses across multiple categories including software, technology, and professional expenses as well as an overall increase in compliance fees.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense increased $2.8 million or 11.2%, during the year ended December 31, 2022 due to intangible assets acquired with Crisp Results and AAP, as well as continued investments in internally developed software, which were placed in service during 2021.

Impairment of intangible assets. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2022. During the year ended December 31, 2022, Impairment of intangible assets increased $21.6 million or 100.0%, due to the Intangible assets within Brand Direct and Marketplace exceeding its recoverability (see Note 6. Goodwill and Intangible Assets).

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs decreased $0.3 million or 16.1% during the year ended December 31, 2022. The changes were primarily due to prior year costs related to the AAP and Crisp acquisitions, as well as the current year’s Traverse acquisition. (see Note 7. Acquisitions).

Interest expense. Interest expense for year ended December 31, 2022 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 8. Debt).

Interest expense increased by $3.2 million or 22.6% during the year ended December 31, 2022, primarily due to an approximately 3.0% increase in our LIBOR rate as a result of current financial markets.

Income tax (benefit) expense. The Company recorded income tax benefit of $4.1 million for the year ended December 31, 2022. The blended effective tax rate for the year ended December 31, 2022 was 7.3%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc.

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

Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion
We use the non-GAAP measures of Adjusted EBITDA,Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion to assess operating performance. Management believes that these measures provide useful information to investors regarding DMS’s operating performance and its capacity to incur and service debt and fund capital expenditures. DMS believes that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, DMS provides a basis for comparison of our business operations between current, past and future periods by excluding items that DMS does not believe are indicative of our core operating performance.

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

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, (b) income tax (benefit) expense, (c) depreciation and amortization, (d) impairment of intangible assets, (e) change in fair value of warrant liabilities, (f) debt extinguishment, (g) stock-based compensation, (h) change in Tax Receivable Agreement liability, (i) restructuring costs, (j) acquisition costs, and (k) other expense.

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

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021
Net (loss) income	$(52,500)	$6,193
Adjustments
Interest expense	17,366	14,166
Income tax (benefit) expense	(4,105)	19,311
Depreciation and amortization	28,242	25,401
Impairment of intangible assets	21,570	—
Change in fair value of warrant liabilities (1)	(3,360)	(18,115)
Change in Tax Receivable Agreement liability	125	(15,289)
Loss on debt extinguishment	—	2,108
Stock-based compensation expense	6,656	6,463
Restructuring costs	2,312	1,118
Acquisition costs (2)	1,650	1,967
Change in fair value of contingent consideration liabilities	2,583	1,106
Other expense (3)	5,117	6,520
Adjusted net income	25,656	50,949
Additional adjustments
Pro forma cost savings - Reorganization (4)	—	31
Pro forma cost savings - Acquisitions (5)	—	3,330
Acquisitions EBITDA (6)	—	2,711
Accounts reserved (7)	—	944
Adjusted EBITDA	25,656	57,965
Less: Capital Expenditures	6,744	9,114
Unlevered free cash flow	$18,912	$48,851
Unlevered free cash flow conversion	73.7%	84.3%
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
(6)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the year ended December 31, 2021.
(7)For the year ended December 31, 2021, represents bad debt expense associated with a specific strategic customer, which the Company believes will be settled over time.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Years Ended December 31,
	2022	2021
Unlevered free cash flow	$18,912	$48,851
Capital expenditures	6,744	9,114
Adjusted EBITDA	25,656	57,965
Accounts reserved (1)	—	944
Acquisitions EBITDA (2)	—	2,711
Pro forma cost savings - Reorganization (3)	—	31
Pro forma cost savings - Acquisitions (4)	—	3,330
Adjusted net income	25,656	50,949
Impairment of intangible assets	21,570	—
Acquisition costs (5)	1,650	1,967
Change in fair value of contingent consideration liabilities	2,583	1,106
Other expenses (6)	5,117	6,520
Stock-based compensation	6,656	6,463
Restructuring costs	2,312	1,118
Change in fair value of warrant liabilities (7)	(3,360)	(18,115)
Loss on debt extinguishment	—	2,108
Subtotal before additional adjustments	(10,872)	49,782
Less: Interest expense	17,366	14,166
Less: Income tax (benefit) expense	(4,105)	19,311
Less: Change in Tax Receivable Agreement liability - Consolidated statements of operations	125	(15,289)
Provision for bad debt	1,761	4,798
Amortization of right-of-use assets	937	—
Loss on disposal of assets	7	8
Impairment of intangible assets	21,570	—
Lease restructuring charges	438	542
Loss on debt extinguishment	—	2,108
Stock-based compensation, net of amounts capitalized	6,656	6,393
Amortization of debt issuance costs	1,490	1,379
Deferred income tax (benefit) provision, net	(4,108)	16,459
Change in fair value of contingent consideration	2,583	1,106
Change in fair value of warrant liability	(3,360)	(18,115)
Change in Tax Receivable Agreement liability - Consolidated statements of cash flows	(1,146)	(16,402)
Change in income tax receivable and payable	9	(727)
Change in accounts receivable	1,984	(8,369)
Change in prepaid expenses and other current assets	416	(419)
Change in accounts payable and accrued expenses	(3,055)	(612)
Change in operating lease liabilities	(2,102)	—
Change in other liabilities	(137)	(956)
Net cash (used in) provided by operating activities	$(315)	$18,787
______________
(1)For the year ended December 31, 2021, represents bad debt expense associated with a specific strategic customer that we believe will be settled over time.
(2)Pre-acquisition Adjusted EBITDA results from the AAP and Crisp Results acquisitions during the year ended December 31, 2021.
(3)Costs savings as a result of the Company reorganization initiated in Q2 2020.
(4)Cost synergies expected as a result of the full integration of the acquisitions.
(5)Includes business combination transaction fees, acquisition incentive payments and pre-acquisition expenses.
(6)Includes legal fees associated with acquisitions and other extraordinary matters, costs related to philanthropic initiatives, and private warrant transaction related costs.
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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(52,500)	$6,193
Net (loss) income attributable to non-controlling interest	(20,548)	3,991
Net (loss) income attributable to Digital Media Solutions, Inc.- basic and diluted	$(31,952)	$2,202

Denominator:
Weighted average shares - basic	38,252	35,249
Add: dilutive effects of equity awards under the 2020 Omnibus Incentive Plan	27	389
Add: dilutive effects of public warrants	—	126
Weighted average shares - diluted	38,279	35,764

Net (loss) earnings per common share:
Basic and diluted	$(0.84)	$0.06

	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) income attributable to Digital Media Solutions, Inc.- basic and diluted	$(31,952)	$2,202
Add adjustments:
Change in fair value of warrant liabilities	(3,360)	(18,115)
Loss on debt extinguishment	—	2,108
Acquisition costs	1,650	1,967
Change in fair value of contingent consideration liabilities	2,583	1,106
Restructuring costs	2,312	1,118
Business combination expenses	—	3,330
Stock-based compensation expense	6,656	6,463
Accounts reserved	—	944
	9,841	(1,079)
Adjusted net (loss) income attributable to Digital Media Solutions, Inc. - basic and diluted	(22,111)	1,123

Denominator:
Weighted-average shares outstanding - basic and diluted	38,252	35,249
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	24,510	25,853
	62,762	61,102

Adjusted EPS - basic and diluted	$(0.35)	$0.02

Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	December 31, 2022	December 31, 2021	$ Change	% Change
Cash	$48,839	$26,394	$22,445	85%
Availability under revolving credit facility	$10,000	$50,000	$(40,000)	(80)%
Total Debt	$261,625	$223,875	$37,750	17%

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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the year ended December 31, 2022, the effective interest rate was 9.28%.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. The Company drew $5.0 million and $35.0 million on October 4, 2022 and December 29, 2022, respectively. For the year ended December 31, 2022, the effective interest rate was 0.30%.

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended December 31, 2022, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. There are no limitations on the use of the capital raised in connection with such equity cure. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 29, 2023 through the funds received in connection with the issuance of a private placement Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events). As of December 31, 2022, the Company was in material compliance with all financial covenants after consideration of the equity cure.

Cash flows from operating activities
Net cash (used in) provided by operating activities was $(0.3) million for the year December 31, 2022 as compared to $18.8 million provided by operating activities in the year December 31, 2021. The decrease is primarily attributable to an increase in accounts receivable collections, a decrease in accounts payable and current accrued expenses due to timing of vendor payments, and a decrease in the income tax provision.

Cash flows from investing activities
Net cash used in investing activities for the year December 31, 2022 decreased by $25.0 million or 73% to $9.2 million from $34.2 million for the year December 31, 2021, primarily due to the 2021 AAP and Crisp Results acquisitions when compared to the 2022 Traverse acquisition.

Cash flows from financing activities
Net cash provided by financing activities for the year December 31, 2022 was $32.0 million, reflecting an increase of $21.6 million or 206%, as compared to $10.5 million for the year December 31, 2021. This increase was due to higher required repayments of borrowings of long-term debt and notes payable in the prior year under the Monroe Credit Facility and Insurance Premium Financial Service arrangements. Furthermore, the Company drew down from the revolver.

For the year December 31, 2022, our Unlevered Free Cash Flow conversion rate decreased approximately 10% due to lower business performance.

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

We believe that the accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

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

Valuation allowance for deferred tax assets
We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset (“DTA”) will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the DTA requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income.

Goodwill and other intangible assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related Goodwill and Intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash flows, discount rates, asset lives and market multiples.

We review Goodwill as of December 31 each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of Goodwill at the reporting unit level. For the year ended December 31, 2022, the result of our annual impairment test indicated that there were no Goodwill impairment indicators, as the carrying value of the reporting units exceeded their fair value. The fair value of each reporting unit for 2022 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company’s estimates of fair value are based upon projected cash flows, weighted average cost of capital and other inputs which are uncertain and involve significant judgments by management.

We review Intangible assets with finite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. We evaluate the recoverability of Intangible assets at the asset group level. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired Intangible assets with finite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with finite lives are amortized on a straight-line basis with estimated useful lives generally between one and nine years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2022.

Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for information on our critical and significant accounting policies.

Recently Issued Accounting Standards

Refer to Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates.

As of December 31, 2022 we had $221.6 million and $40.0 million outstanding under our Term Loan and our Revolving Facility, respectively, which had an effective rate of 9.28% and 0.30%, respectively, for the year ended December 31, 2022.

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

Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further details on our debt.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

Our financial statements for the fiscal years ended December 31, 2022 and 2021, and the reports thereon of the independent registered public accounting firms are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Media Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Digital Media Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in deficit, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Codification 842, Leases.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2022.

Tampa, Florida
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Digital Media Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Media Solutions, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in deficit and cash flows for the year ended December 31, 2021, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2020 to 2022.

Tampa, Florida
March 16, 2022

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$48,839	$26,394
Accounts receivable, net of allowances of $4,656 and $4,930, respectively	48,109	51,578
Prepaid and other current assets	3,296	3,698
Income tax receivable	1,626	2,078
Total current assets	101,870	83,748
Property and equipment, net	17,702	19,168
Operating lease right-of-use assets, net	2,187	—
Goodwill	77,238	76,558
Intangible assets, net	27,519	66,228
Other assets	765	889
Total assets	$227,281	$246,591
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$39,908	$42,073
Accrued expenses and other current liabilities	7,101	9,473
Current portion of long-term debt	2,250	2,250
Income taxes payable	(340)	103
Tax Receivable Agreement liability	164	1,310
Operating lease liabilities - current	2,175	—
Contingent consideration payable - current	1,453	7,370
Deferred acquisitions consideration payable - current	—	4,785
Total current liabilities	52,711	67,364

Long-term debt	254,573	215,505
Deferred tax liabilities	1,112	4,786
Operating lease liabilities - non-current	2,232	—
Private Placement Warrant liabilities	600	3,960
Contingent consideration payable - non-current	—	1,069
Other non-current liabilities	—	1,725
Total liabilities	311,228	294,409
Stockholders' deficit:
Preferred stock, $0.0001 par value, 100,000 shares authorized; none issued and outstanding at December 31, 2022	—	—
Class A Common Stock, $0.0001 par value, 500,000 shares authorized; 39,957 issued and outstanding at December 31, 2022	4	3
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and outstanding at December 31, 2022	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	(14,054)	(25,239)
Treasury stock, at cost, 138 and 0 shares, respectively	(181)	—
Cumulative deficit	(32,896)	(944)
Total stockholders' deficit	(47,124)	(26,177)
Non-controlling interest	(36,823)	(21,641)
Total stockholders' deficit	(83,947)	(47,818)
Total liabilities and stockholders' deficit	$227,281	$246,591

The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021

Net revenue	$391,148	$427,935
Cost of revenue (exclusive of depreciation and amortization)	287,820	303,025
Salaries and related costs	49,872	48,014
General and administrative expenses	41,878	40,040
Depreciation and amortization	28,242	25,401
Impairment of intangible assets	21,570	—
Acquisition costs	1,650	1,967
Change in fair value of contingent consideration liabilities	2,583	1,106
(Loss) income from operations	(42,467)	8,382
Interest expense	17,366	14,166
Change in fair value of warrant liabilities	(3,360)	(18,115)
Change in Tax Receivable Agreement liability	125	(15,289)
Loss on debt extinguishment	—	2,108
Loss on disposal of assets	7	8
Net (loss) income before income taxes	(56,605)	25,504
Income tax (benefit) expense	(4,105)	19,311
Net (loss) income	(52,500)	6,193
Net (loss) income attributable to non-controlling interest	(20,548)	3,991
Net (loss) income attributable to Digital Media Solutions, Inc.	$(31,952)	$2,202

Weighted-average shares outstanding - basic	38,252	35,249
Weighted-average shares outstanding - diluted	38,279	35,764
(Loss) earnings per share attributable to Digital Media Solutions, Inc.:
Basic and diluted - per common shares	$(0.84)	$0.06

The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Deficit
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$—	$(944)	$(26,177)	$(21,641)	$(47,818)
Net (loss)	—	—	—	—	—	—	(31,952)	(31,952)	(20,548)	(52,500)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—	—
Shares issued in connection with the Crisp Earnout (Note 7)	2,989	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	7,125	—	—	7,125	—	7,125
Shares issued under the 2020 Omnibus Incentive Plan	726	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	—	(573)	(573)
Treasury stock purchased under the 2020 Omnibus Incentive Plan	(137)	—	—	—	—	(181)	—	(181)	—	(181)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(5,939)	—	—	(5,939)	5,939	—
Balance, December 31, 2022	39,957	$4	25,699	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
____________________
(1) On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 153 thousand shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of December 31, 2022, $10 thousand of these distributions have not been paid.
(3) The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos, shares issued in connection with the Crisp Earnout and shares issued under the 2020 Omnibus Incentive Plan.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2020	32,393	$3	25,999	$3	$(48,027)	$(3,146)	$(51,167)	$(44,518)	$(95,685)
Net income	—	—	—	—	—	2,202	2,202	3,991	6,193
Shares issued in connection with acquisition of Aramis, PushPros, and Aimtell (Note 6)	1,293	—	—	—	8,688	—	8,688	6,201	14,889
Shares issued in connection with acquisition of Crisp Results (Note 6)	1,595	—	—	—	11,567	—	11,567	8,256	19,823
Exercise of warrants to issue Class A Common Stock	1	—	—	—	17	—	17	—	17
Prism shares redeemed and issued to Class A Common Stock	300	—	(300)	—	192	—	192	—	192
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	154	—	—	—	392	—	392	—	392
Directors and employee vested units issued	490	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,840	—	6,840	—	6,840
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	(198)	(198)
Correction of Business Combination Tax Receivable Agreement	—	—	—	—	(322)	—	(322)	—	(322)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(4,707)	—	(4,707)	4,707	—
Other (4)	—	—	—	—	121	—	121	(80)	41
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$(47,818)
____________________
(1) On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2) Represents tax distribution to former owners of Prism, Clairvest and the Sellers of SmarterChaos.
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

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(52,500)	$6,193
Adjustments to reconcile net income to net cash from operating activities
Provision for bad debt	1,761	4,798
Depreciation and amortization	28,242	25,401
Amortization of right-of-use assets	937	—
Loss on disposal of assets	7	8
Impairment of intangible assets	21,570	—
Lease restructuring charges	438	542
Loss on debt extinguishment	—	2,108
Stock-based compensation, net of amounts capitalized	6,656	6,393
Amortization of debt issuance costs	1,490	1,379
Deferred income tax (benefit) provision, net	(4,108)	16,459
Change in fair value of contingent consideration	2,583	1,106
Change in fair value of warrant liability	(3,360)	(18,115)
Change in Tax Receivable Agreement liability	(1,146)	(16,402)
Change in income tax receivable and payable	9	(727)
Change in accounts receivable	1,984	(8,369)
Change in prepaid expenses and other current assets	416	(419)
Change in accounts payable and accrued expenses	(3,055)	(612)
Change in operating lease liabilities	(2,102)	—
Change in other liabilities	(137)	(956)
Net cash (used in) provided by operating activities	(315)	18,787
Cash flows from investing activities
Additions to property and equipment	(6,744)	(9,114)
Acquisition of businesses, net of cash acquired	(2,502)	(25,129)
Net cash used in investing activities	(9,246)	(34,243)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facilities	40,000	11,000
Proceeds from issuance of long-term debt	—	220,840
Payments of long-term debt and notes payable	(2,250)	(200,977)
Payments of borrowings on revolving credit facilities	—	(15,000)
Payment of debt issuance costs	—	(3,565)
Tax withholding on share based awards	—	(994)
Payment of equity issuance	—	(493)
Payment of early termination	—	(188)
Proceeds from warrants exercised	—	11
Purchase of treasury stock related to stock-based compensation	(181)	—
Distributions to non-controlling interest holders	(563)	(196)
Payment of deferred consideration payable	(5,000)	—
Other	—	15
Net cash provided by financing activities	32,006	10,453
Net change in cash and cash equivalents	22,445	(5,003)
Cash and cash equivalents, beginning of period	26,394	31,397
Cash and cash equivalents, end of period	$48,839	$26,394

	Years Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$15,574	$12,926
Income taxes	1,214	4,442
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$3,014	$11,903
Stock-based compensation capitalized in property and equipment	469	447
Capital expenditures included in accounts payable	151	410
Issuance of equity for AAP and Crisp Results	10,000	35,000

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

As the Business Combination was structured as a reverse recapitalization, the historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and (loss) earnings per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.

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

The Company has organized its operations into three reportable segments. The Brand Direct reportable segment consists of services delivered against an advertiser’s brand, while the Marketplace reportable segment is made up of services delivered directly against the DMS brand. In the Technology Solutions reportable segment, services offered by DMS include SaaS and digital media services that are managed on behalf of the customer (i.e., managed services).

Correction of Tax Receivable Agreement liability as of Business Combination date

Through the completion of the 2020 tax return during the third quarter of 2021, we identified an error recorded upon the Business Combination that resulted in a decrease in the Deferred tax assets (“DTAs”) of $2.1 million, a decrease in the Tax Receivable Agreement liability of $1.8 million and a decrease in Additional paid-in capital of $0.3 million, as compared to the amounts recorded in the consolidated balance sheets as of December 31, 2020. As the effect of the correction to these accounts was not material to the prior period financial statements, we elected to correct the balance in the 2021 year, with the offset to Additional paid-in capital, which was consistent with the method to record the DTAs and Tax Receivable Agreement liability on the date of the Business Combination. There was no impact to continuing operations, net income, or related per-share amounts for the year ended December 31, 2021. The correction had no impact to the consolidated financial statements for the year ended December 31, 2022.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC.

Principles of consolidation

The Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker. Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 60.9% of the membership interest in DMSH, while the Sellers (as defined in Note 2. Business Combination) retained approximately 39.1% of the membership interest in DMSH (“non-controlling interests”).

The Company consolidates the assets, liabilities and operating results of DMSH and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations, and the non-controlling interests are reported as a separate component of equity, refer to Note 11. Equity.

Reclassification

Certain amounts in prior period related to the classification of telecommunication costs for our call center have been reclassified from General and administrative expenses to Cost of revenue (exclusive of depreciation and amortization) to conform to the current period presentation in the consolidated statements of operations and the respective accompanying notes. These reclassifications had no impact on Net (loss) income and on (Loss) earnings per share for the years ended December 31, 2022 and 2021, respectively. These reclassifications had no impact on the consolidated balance sheets and the consolidated statements of cash flows.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of private placement warrants, the allowance for doubtful accounts, stock-based compensation, fair value of intangibles acquired in business combinations, loss contingencies, contingent consideration liabilities, intangible asset impairments, and deferred taxes and amounts associated with the Tax Receivable Agreement.

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

Accounts receivable, net

Accounts receivables are recorded net of the allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on factors including past write-offs, delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $4.7 million and $4.9 million, respectively. For the years ended December 31, 2022 and 2021 bad debt expense was $1.8 million and $4.8 million, respectively.

Property and equipment, net

Property and equipment are recorded at cost, net of accumulated Depreciation and amortization. Property and equipment consist of computer and office equipment, furniture and fixtures and leasehold improvements, which are depreciated on a straight-line basis over the estimated useful lives of the assets.

Costs for websites and internal-use software are capitalized as Property and Equipment, net on the Consolidated Balance Sheets during the application stages. Any initial research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, general and administrative or overhead costs are expensed as incurred. Qualified costs incurred during the operating stage of our websites and software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, websites and internal‑use software are expensed as incurred.

Capitalized software development costs are amortized on a straight line basis over the estimated useful life or 3 years, whichever is shorter. Website and software development costs that do not qualify for capitalization are expensed as incurred - through salaries and related costs for employees time or through cost of goods sold for third-party maintenance efforts, which are recorded in Salaries and related costs or in General and administrative expenses, respectively, within the consolidated statements of operations. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including estimated economic life.

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

Lease accounting

The Company classifies its lease arrangements at inception as either operating leases or finance leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met.

We determine if an arrangement is a lease at inception of the contract. Our right of use assets represents our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company's lease arrangements consist of real estate operating leases for office space which generally contain an initial term of five to seven years and are renewable (and cancellable after a notice period) at the Company's option. In general, we do not consider renewal options to be reasonably likely to be exercised, therefore, renewal options are not recognized as part of our right‑of‑use assets and lease liabilities recorded on the consolidated balance sheets. All of the Company’s leases for which we are a lessee are classified as operating leases in accordance with ASC 842, Lease Accounting (“ASC 842”). Our right-of-use assets associated with operating leases are included in Operating lease right-of-use assets, net on the Company's consolidated balance sheets. Current and long-term portions of lease liabilities related to operating leases are included in Operating lease liabilities - current and Operating lease liabilities - non-current on the Company's consolidated balance sheets. As of December 31, 2022, the Company has six leased properties, representing 87,030 square feet of office space located in the United States.

In assessing our real estate operating leases and determining the lease liability, we were not able to readily determine the discount rate implicit in the lease arrangements, and thus used the lease commencement date and determined the incremental borrowing rate range between 3.40% and 4.23% for the leases on a collateralized basis to calculate the present value of the lease payments. Our operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of the remaining lease payments at the discount rate. Certain adjustments to the right-of-use asset may be required for items such as incentives received, initial direct cost, and prepaid lease payments. The Company's right-of-use assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs less any lease incentives received. Additionally, certain amounts related to our lease arrangements that were previously reported as part of our lease abandonment reserve have been reflected as impairment reducing the Operating lease right-of-use assets, net on the company’s consolidated balance sheets. The Company has no finance leases.

Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company may deem reasonably certain to be exercised.

The majority of the Company's lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at the Company's option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines that the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.

For additional information on leases, see Note 9. Leases.

Goodwill and intangible assets

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related Goodwill and Intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash flows, discount rates, asset lives and market multiples.

We review Goodwill as of December 31 each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of Goodwill at the reporting unit level. For the year ended December 31, 2022, the result of our annual impairment test indicated that there were no Goodwill impairment indicators, as the carrying value of the reporting units exceeded their fair value. The fair value of each reporting unit for 2022 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company’s estimates of fair value are based upon projected cash flows, weighted average cost of capital and other inputs which are uncertain and involve significant judgments by management.

We review Intangible assets with finite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. We evaluate the recoverability of Intangible assets at the asset group level. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired Intangible assets with finite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with finite lives are amortized on a straight-line basis with estimated useful lives generally between one and nine years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2022. As a result, the Company calculated the fair value of the finite-lived intangible assets. Intangible assets included technology, brand, and customer relationships. The fair value of technology was determined using the Multi Period Excess Earnings Approach; fair value of the customer relationships was determined using the Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result, of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $0.9 million and $20.7 million to Intangible assets which are in asset groups included in Brand Direct and Marketplace reporting units, respectively, for the year ended December 31, 2022.

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

Intangible assets with finite lives are amortized based on the estimated consumption of the economic benefit over their estimated useful lives.

For additional information on Goodwill and Intangibles assets, see Note 6. Goodwill and Intangible Assets.

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

Private Placement Warrant liabilities

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

Because the Company’s Private Placement Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, they meet the definition of a derivative under ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. The Company estimates the Private Placement Warrants fair value using a Black-Scholes-Merton option pricing model using a combination of the historical share price volatility of the Company’s and other similar companies’ share prices and the implied volatility of the public warrants, market price and exercise price and the remaining life of the Private Placement Warrants.

Advertising costs

All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the years ended December 31, 2022 and 2021 were $10.6 million and $11.3 million, respectively, and were included in General and administrative expenses within the consolidated statements of operations.

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

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, DTAs and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of DTAs, management considers whether it is more-likely-than-not that the DTAs will be realized. A valuation allowance will be recorded to reduce DTAs to an amount that is anticipated to be realized on a more likely than not basis. DTAs and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on DTAs and liabilities is recognized in the year of the enacted rate change.

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

DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax, except with respect to UE, which was acquired in November 2019. Because UE Authority, Co (“UE”) is treated as a corporation for U.S. federal income tax purposes, it is subject to entity-level U.S. federal income tax. As a result of the Business Combination, Blocker’s allocable share of earnings from DMSH is also subject to U.S. federal and state and local income taxes.

Tax Receivable Agreement

In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded DTAs and Income tax receivable of $20.1 million and $0.2 million, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional paid-in capital of $4.0 million in the consolidated balance sheets. (See Note 12. Related Party Transactions and Note 14. Income Taxes).

Valuation allowances for Deferred tax assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset (“DTA”) will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the DTA requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income. (See Note 14. Income Taxes).

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

New Accounting Standards

Accounting Standards Recently Adopted
In February 2016, the FASB issued authoritative guidance ASC 842, regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. In November 2019, the FASB issued amended guidance, which defers for Emerging Growth Companies (“EGC”) the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We adopted the standard using the optional transition method whereby we would apply the new lease requirements through a cumulative-effect adjustment on the effective date of adoption, not restate comparative period financial information for the effects of ASC 842, and not make the new required lease disclosures in comparative periods beginning before the effective date. We elected the package of practical expedients permitted under the transition guidance of the new standards, which allowed us to not reassess whether any expired or existing contracts contain leases, allowed us to carry forward the historical lease classification and permitted us to exclude from our assessment initial direct costs for any existing leases. We also made accounting policy elections to exclude leases with an initial term of twelve months or less from our transition adjustment and not to combine both the lease and non-lease components as a single component and account for it as a lease. We adopted this standard in the last fiscal quarter of 2022, with an effective date of January 1, 2022, and we recorded Operating lease liabilities of $6.3 million and Operating leases right-of-use assets of $3.6 million, which is net of lease impairments of $2.5 million. Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's consolidated balance sheets, though the adoption’s impact on the Company's consolidated statements of operations or consolidated statements of cash flows was not material. Additionally, the adoption had no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants). Additionally, certain amounts related to our lessee arrangements that were previously reported as part of our lease abandonment reserve have been reflected as impairment reducing Operating lease right-of-use assets, net on the Company's consolidated balance sheets. (See Note 9. Leases).

In September 2017, the FASB issued authoritative guidance on research and development costs in accordance with ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred beginning with tax years ending after December 31, 2021. We have adopted this standard effective tax year beginning January 1, 2022. Our internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Accounting Standards Not Yet Adopted
The Company qualifies as an EGC and has elected to adhere to the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments in accordance with ASC 326, Financial Instruments - Credit Losses, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a Current Expected Credit Loss (“CECL”) model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for EGC fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance is applicable to the Company beginning with its 2023 first quarter. Management expects the adoption to have an immaterial impact on the consolidated financial statements.

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
•In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. Since the year ended December 31, 2021, the Company maintains a full valuation allowance on its DTA related to the Tax Receivable Agreement along with the entire DTA inventory, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. See Note 14. Income Taxes for further details.

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

The Company has organized its operations into three reportable segments: Brand Direct, Marketplace and Technology Solutions. The Brand Direct reportable segment consists of services delivered against our customer’s brand, while the Marketplace reportable segment includes services delivered directly against the DMS brand. In the Technology Solutions reportable segment, services offered by the Company include software services and digital media services that are managed on behalf of the customer. Corporate and other represents other business activities and includes eliminating entries. Management uses these segments to evaluate the performance of its businesses and to assess its financial results and forecasts.

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Year Ended December 31, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$198,873	$216,385	$—	$(39,284)	$375,974
Managed services	5,367	—	4,814	—	10,181
Software services	—	—	4,993	—	4,993
Total Net revenue	$204,240	$216,385	$9,807	$(39,284)	$391,148

	Year Ended December 31, 2021
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$244,942	$224,158	$—	$(59,650)	$409,450
Managed services	8,845	—	6,471	—	15,316
Software services	—	—	3,169	—	3,169
Total Net revenue	$253,787	$224,158	$9,640	$(59,650)	$427,935

Contract balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the consolidated balance sheets. As of December 31, 2022 and 2021, the balance of deferred revenue was $1.0 million and $1.8 million, respectively, and recorded as Accrued expenses and other current liabilities on the consolidated balance sheets. We expect the majority of the deferred revenue balance at December 31, 2022 to be recognized as revenue during the following quarter.

When there is a delay between the completion of our performance obligations and when a customer is invoiced, revenue is recognized and recorded as unbilled revenue (i.e. contract assets) within Accounts receivable, net on the consolidated balance sheets.

For the years ended December 31, 2022 and 2021, one advertising customer accounted for approximately 23.2% and 13.5% of our total revenues, respectively.

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

The following tables are a reconciliation of the operations of our segments to (loss) income from operations (in thousands):

	Years Ended December 31,
	2022	2021
Net revenue	$391,148	$427,935
Brand Direct	204,240	253,787
Marketplace	216,385	224,158
Technology Solutions	9,807	9,640
Intercompany eliminations	(39,284)	(59,650)
Cost of revenue (exclusive of depreciation and amortization)	287,820	303,025
Brand Direct	161,445	195,488
Marketplace	164,226	163,637
Technology Solutions	1,433	3,550
Intercompany eliminations	(39,284)	(59,650)
Gross profit (exclusive of depreciation and amortization)	103,328	124,910
Brand Direct	42,795	58,299
Marketplace	52,159	60,521
Technology Solutions	8,374	6,090
Salaries and related costs	49,872	48,014
General and administrative expenses	41,878	40,040
Depreciation and amortization	28,242	25,401
Impairment of intangible assets	21,570	—
Acquisition costs	1,650	1,967
Change in fair value of contingent consideration liabilities	2,583	1,106
(Loss) income from operations	$(42,467)	$8,382

Note 5. Property and Equipment

The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

		Years Ended December 31,
	Useful Lives	2022	2021
Computers and office equipment	3 years	$2,207	$2,467
Furniture and fixtures	5 years	321	437
Leasehold improvements	7 years	337	385
Software development costs	3 years	34,971	28,272
Total		37,836	31,561
Less: Accumulated depreciation and amortization		(20,134)	(12,393)
Property and equipment, net		$17,702	$19,168

Depreciation and amortization expense for property and equipment for the years ended December 31, 2022 and 2021 was $8.4 million and $6.2 million, respectively, included in our consolidated statements of operations.

As of December 31, 2022 and 2021, the unamortized balance of capitalized software development costs was $16.0 million and $16.7 million, respectively. Amortization of capitalized software development costs for the years ended December 31, 2022 and 2021 was $7.4 million and $5.5 million, respectively, included in Depreciation and amortization of our consolidated statements of operations.

Note 6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, January 1, 2021	$8,616	$32,660	$3,628	$44,904
Additions (Note 7)	9,760	21,894	—	31,654
Balance, December 31, 2021	18,376	54,554	3,628	76,558
Additions (Note 7)	—	—	735	735
Miscellaneous changes	(55)	—	—	(55)
Balance, December 31, 2022	$18,321	$54,554	$4,363	$77,238

The carrying amount of Goodwill for all reporting units had no accumulated impairments as of December 31, 2022 and December 31, 2021, respectively.

Intangible assets, net
Finite-lived Intangible assets, net consisted of the following (in thousands):

		December 31, 2022
	Amortization Period (Years)	Gross	Accumulated Amortization	Impairment	Net
Technology	3 to 5	$54,316	$(39,411)	$(5,933)	$8,972
Customer relationships	2 to 9	49,423	(21,205)	(12,387)	15,831
Brand	1 to 7	12,169	(6,233)	(3,250)	2,686
Non-competition agreements	3	1,898	(1,868)	—	30
Total		$117,806	$(68,717)	$(21,570)	$27,519

		December 31, 2021
	Amortization Period (Years)	Gross	Accumulated Amortization	Net
Technology	3 to 5	$51,946	$(29,929)	$22,017
Customer relationships	2 to 9	49,273	(13,076)	36,197
Brand	1 to 7	12,109	(4,575)	7,534
Non-competition agreements	3	1,898	(1,418)	480
Total		$115,226	$(48,998)	$66,228

Amortization expense for finite-lived intangible assets is recorded on a straight-line basis. Amortization expense related to finite-lived intangible assets was $19.7 million and $19.1 million for the years ended December 31, 2022 and 2021, respectively.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2023	2024	2025	2026	2027
Amortization expense	$13,244	$7,785	$3,815	$2,490	$185

Impairment analysis
As part of the Company’s annual Goodwill impairment analysis, we determined the fair value of Goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. For the year ended December 31, 2022, the result of our annual impairment test indicated that there were no Goodwill impairment indicators, as the carrying value of the reporting units exceeded their fair value.

The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2022. The Company performed a recoverability test for the asset groups to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test compared to the asset group’s carrying value of invested capital was less than the carrying value indicating an impairment. As a result, the Company calculated the fair value of the finite-lived intangible assets. Intangible assets included technology, brand, and customer relationships. The fair value of technology was determined using the Multi Period Excess Earnings Approach; fair value of the customer relationships was determined using the Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result, of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $0.9 million and $20.7 million to Intangible assets which are in asset groups included in Brand Direct and Marketplace reporting units, respectively, for the year ended December 31, 2022. The total impairment loss of $21.6 million is included in the consolidated statements of operations as Impairment of intangible assets for the year ended December 31, 2022.

Note 7. Acquisitions

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

Traverse	Acquisition Date Fair Value	Fair Value Mark-to-Market Changes	Revised Acquisition Date Fair Value
Goodwill	$444	$291	$735
Intangible Assets:
Technology	$2,500	$(30)	$2,470
Customer relationships	$50	$—	$50
Brand	$59	$1	$60
Non-competition agreements	$3	$(3)	$—

Contingent consideration liability	$428	$3	$431

Working capital accounts	$(49)	$333	$284

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 1.6 million Class A Common Stock valued at $20.0 million. The transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain milestones, payable in cash or in Class A Common Stock at the election of the Company, and a $5.0 million deferred payment, to be paid 18 months after the acquisition date.

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

As of April 1, 2021, the acquisition date, the fair value of the contingent consideration was $5.2 million. During the year December 31, 2022, the fair value of the contingent consideration increased $2.6 million due to accretion to $10.0 million from December 31, 2021. As of April 1, 2022, the contingent consideration milestones were met, and the Company paid it on July 1, 2022 in the form of 2.99 million unregistered shares of Class A Common Stock, priced at $3.3455, the average closing price of the Class A common stock during the twenty trading-day period ended March 31, 2022.

As of April 1, 2021, the acquisition date, the fair value of the deferred consideration was $4.6 million. During the year December 31, 2022, the present value of the deferred consideration increased $0.2 million due to accretion to $5.0 million from December 31, 2021. The $5.0 million deferred consideration became due on October 1, 2022, which the Company paid on October 4, 2022.

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

As of February 1, 2021, the acquisition date, the fair value of the contingent consideration earnout was $2.1 million. As of December 31, 2022, the contingent consideration earnout fair value total changed to $1.0 million, decreasing since December 31, 2021. The contingent consideration can be paid in cash or DMS Class A Common Stock at the election of the Company.

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

The acquisition date fair value of assets acquired and liabilities assumed from the AAP, Crisp Results and Traverse acquisitions consist of the following (in thousands):

	Expected Useful Life	AAP	Crisp Results	Traverse
		2021	2021	2022
Cash		$—	$—	$232
Goodwill		9,761	21,894	735
Technology	4 to 5	3,900	—	2,470
Customer relationships	4 to 6	7,690	19,600	50
Accounts receivable, net		3,100	2,610	276
Brand	1 to 7	208	7,400	60
Non-competitive agreements	1 to 3	83	—	—
Property and equipment	3 to 5	250	220	—
Accounts payable		(2,887)	(1,593)	(232)
Other assets acquired and liabilities assumed, net (1)		740	1	7
Net assets and liabilities acquired		$22,845	$50,132	$3,598
____________________
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

The following schedule represents the amounts of net revenue and net loss from operations related to Traverse, AAP and Crisp Results acquisitions which have been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

Year Ended December 31, 2022
Traverse
Net revenue	$1,846
Net income from operations	$489

	Year Ended December 31, 2021
	AAP	Crisp Results
Net revenue	$21,083	$25,637
Net (loss) from operations	$(4,661)	$(1,042)

Pro Forma Information
The following pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates (in thousands):

	Year Ended December 31, 2022
	(unaudited)
	DMS	Traverse	Pro Forma
Net revenue	$391,148	$999	$392,147
Net (loss) from operations	$(42,467)	$(417)	$(42,884)

	Year Ended December 31, 2021
	(unaudited)
	DMS	AAP	Crisp Results	Traverse	Pro Forma
Net revenue	$427,935	$2,465	$8,284	$2,614	$441,298
Net income from operations	$8,382	$457	$2,296	$47	$11,182

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

Note 8. Debt

The following table presents the components of outstanding debt (in thousands):

	December 31, 2022	December 31, 2021
Term loan	$221,625	$223,875
Revolving credit facility	40,000	—
Total debt	261,625	223,875
Less: Unamortized debt issuance costs (1)	(4,802)	(6,120)
Debt, net	256,823	217,755
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$254,573	$215,505
____________________
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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the year ended December 31, 2022, the effective interest rate was 9.28%.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. The Company drew $5.0 million and $35.0 million on October 4, 2022 and December 29, 2022, respectively. For the year ended December 31, 2022, the effective interest rate was 0.30%.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of December 31, 2022, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.0 million and $1.8 million, respectively. As of December 31, 2021, the Term Loan debt discount and debt issuance cost included in the carrying value of the debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. At December 31, 2022 and December 31, 2021, the unamortized debt issuance cost of $0.6 million and $0.8 million, respectively, associated with the Revolving Facility is classified and amortized as Other assets within the consolidated balance sheets.

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

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended December 31, 2022, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. There are no limitations on the use of the capital raised in connection with such equity cure. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of a private placement Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events). As of December 31, 2022, the Company was in material compliance with all financial covenants after consideration of the equity cure.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at December 31, 2022 (in thousands):

2023	$2,250
2024	2,250
2025	2,250
2026	254,875
Total debt	$261,625

Note 9. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of December 31, 2022 (in thousands):

Years Ended December 31,	Lease Amounts
2023	$2,175
2024	1,851
2025	546
Total	4,572
Less: Imputed interest	(165)
Present value of operating lease liabilities	$4,407

As of December 31, 2022, the operating lease weighted average remaining lease term is 1.3 years and the operating lease weighted average remaining discount rate is 3.74%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

Category	Statement of Operations Location	December 31, 2022
Operating lease costs	General and administrative expenses	$1,228
Short-term lease costs	General and administrative expenses	263
Sub-lease income	General and administrative expenses	(586)
Total lease costs, net		$905

The rental expense for the years ended December 31, 2022 and 2021 was $1.5 million and $1.0 million, respectively. As of December 31, 2022 the cash paid for amounts included in the measurement of operating leases was $2.1 million. As part of the Company’s restructuring costs reduction plan, the Company subleased a certain portion of its leased office space. Income from the sublease was $0.6 million and $0.02 million for the years ended December 31, 2022 and 2021, respectively, which is included within General and administrative expenses in the consolidated statements of operations.

Note 10. Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amounts of our Cash and cash equivalents, accounts receivable, Income tax receivable, Accounts payable, accrued expenses and Income taxes payable, approximate fair value because of the short-term maturity of those instruments.

Private Placement Warrants

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheets as of December 31, 2022 and 2021, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of December 31, 2022, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

December 31, 2022
Private Placement Warrants Fair Value Per Share	$0.15
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.34
Strike price - DMS Inc. Class A Common Stock	$11.50
Remaining contractual term in years	2.54
Estimated volatility	90.0%
Dividend yield	0.0%
Risk free interest rate	4.26%

Contingent consideration payable related to acquisitions

The fair value of the contingent considerations payable for the AAP and Traverse acquisitions (described in Note 7. Acquisitions) were determined using a Monte Carlo fair value analysis and a scenario-based methodology, respectively, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Change in fair value of contingent consideration liabilities on the consolidated statements of operations

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock. (See Note 7. Acquisitions).

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and will become payable on or before May 10, 2023, in the form of cash or Class A Common Stock, at the election of the Company. (See Note 7. Acquisitions).

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	10.50%
Risk free / Credit risk	12.00%
Days gap from period end to payment	90

Traverse
CYE2023 Earnout Successful Probability	95.0%
Risk free / Credit risk	12.00%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Private Placement Warrant liabilities	$—	$—	$600	$600
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	453	453
Total		$—	$—	$2,053	$2,053

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrant liabilities	Private Placement Warrant liabilities	$—	$—	$3,960	$3,960
Contingent consideration - Crisp Results	Contingent consideration payable - current	—	—	7,370	7,370
Contingent consideration - Aramis	Contingent consideration payable - non-current	—	—	915	915
Contingent consideration - Aimtell/PushPros	Contingent consideration payable - non-current	—	—	154	154
Total		$—	$—	$12,399	$12,399

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Contingent Consideration
Balance, January 1, 2021	$22,080	$—
Additions	—	7,333
Changes in fair value	(18,115)	1,106
Settlements	(5)	—
Balance, December 31, 2021	3,960	8,439
Additions	—	431
Changes in fair value	(3,360)	2,583
Settlements	—	(10,000)
Balance, December 31, 2022	$600	$1,453

Note 11. Equity

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 600,000,000 shares of common stock, par value $0.0001 per share, of the DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, and (iii) 40,000,000 shares of Class C Common Stock, and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share, of the DMS Inc. (“Company Preferred Stock”). At December 31, 2022, there were 39,956,708 shares of Class A Common Stock outstanding and 25,699,464 shares of Class B Stock outstanding.

Company Common Stock

The following table sets forth the Company’s common stock by class at December 31, 2022:

	December 31, 2022		December 31, 2021
Class	Total Shares	Ownership %	Total Shares	Ownership %
Class A Common Stock	39,956,708	60.9%	36,225,611	58.5%
Class B Common Stock	25,699,464	39.1%	25,699,464	41.5%
Total Common Stock	65,656,172	100%	61,925,075	100%

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

Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock. Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At December 31, 2022, there were no shares of Class C Common Stock outstanding.

Redemption
Pursuant to the terms and subject to the conditions of the Amended Partnership Agreement, each holder (other than Blocker) of a DMSH Unit has the right (the “Redemption Right”) to redeem each such DMSH Unit for the applicable Cash Amount (as defined in the Amended Partnership Agreement), subject to the Company’s right, in the sole and absolute discretion of the non-interested members of the Board of Directors, to elect to acquire some or all of such DMSH Units that such holder has tendered for redemption for a number of shares of Class A Common Stock, an amount of cash or a combination of both (the “Exchange Option”), in the case of each of the Redemption Right and the Exchange Option, on and subject to the terms and conditions set forth in the Company Certificate of Incorporation and in the Amended Partnership Agreement.

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

Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company has the right, at the Company’s option, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted. As of December 31, 2022, there were no Class C Common Stock issued and outstanding.

Treasury Stock
Treasury stock is reflected as a reduction of stockholders' deficit at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued, if any. (See Note 13. Employee and Director Incentive Plan).

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

The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2022 and 2021, there were no shares of preferred stock issued.

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

At December 31, 2022 and 2021, approximately 10.0 million Public Warrants were outstanding.

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

The following table summarizes the ownership interest in DMSH as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Interests	Ownership %	Interests	Ownership %
Number of Interests held by DMS, Inc.	39,956,708	60.9%	36,225,611	58.4%
Number of Interests held by non-controlling interests holders	25,699,464	39.1%	25,853,152	41.6%
Total Interests Outstanding	65,656,172	100.0%	62,078,763	100.0%
The following table summarizes the effects of changes in ownership in DMS, Inc. on our equity during the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net (loss) income attributable to Digital Media Solutions, Inc.	$(31,952)	$2,202
Transfers to (from) non-controlling interests due to:
Shares issued in connection with the Crisp Earnout (Note 7)	(4,757)	(1,960)
Shares issued in connection with acquisition of Aramis, PushPros and Aimtell (Note 7)	—	(1,589)
Exercise of warrants to issue Class A common stock	—	(1)
Prism shares redeemed and issued to Class A Common Stock	—	(369)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock	(245)	(189)
Stock-based compensation - Vested & Exercised	(1,156)	(602)
Treasury stock purchased under the 2020 Omnibus Incentive Plan	219	—
Net transfers (from) non-controlling interests	(5,939)	(4,710)
Change from net income attributable to DMS Inc. shareholders and transfers (from) non-controlling interests	$(37,891)	$(2,508)

On June 30, 2021, and on January 17, 2022, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units, respectively, in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
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

Tax Receivable Agreement
Since the year ended December 31, 2021, the Company maintains a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. The remaining short-term Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs. For further details, see Note 14. Income Taxes.

Prism Incentive Agreement

On October 1, 2017, DMS, through a subsidiary, acquired the assets of Mocade Media LLC (“Mocade”). On that date, in connection with the acquisition, DMS also entered into a consulting agreement with Singularity Consulting LLC (“Singularity”), a Texas limited liability company owned by the former management of Mocade. On August 1, 2018, in order to further incentivize Singularity’s efforts with respect to the acquired Mocade assets, DMS entered into an amendment to the Singularity consulting agreement. On that date, Prism Data, the then majority equity holder of DMS, also entered into an incentive agreement with Singularity, to which DMS was not a party, providing for certain incentive payments to be accounted for in accordance with applicable accounting standards by Prism Data to Singularity in the event of certain specified change of control sale transactions involving DMS. Following the Business Combination, in November 2020, DMS and Singularity resolved all outstanding amounts due under the Singularity consulting agreement between DMS and Singularity with a payment of $850,000. In addition, Prism Data and Singularity agreed that Singularity would be entitled to a payment from Prism Data of $2,000,000 in the event of certain specified change of control sale transactions involving DMS.

DMSH Member Tax Distributions

For the year ended December 31, 2022, there were no tax distributions to members of DMSH. For the year ended December 31, 2021, tax distributions to members of DMSH were $0.2 million.

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

The fair value of non-vested stock is determined based on the closing trading price of the Company’s stock on the grant date and are amortized over the award’s service period. At December 31, 2022, total non-vested Stock-based compensation expense related to restricted stock and options was $8.8 million, which will be recognized over a weighted-average remaining period of 2.3 years.

Restricted Stock Units

Stock awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock awards vest on 3 to 4 years of continuous service, depending on when the award was granted, and have 10-year contractual terms. The 2020 Plan allows employees’ vesting rights after each year for completed service to the Company.

On October 28, 2020, the Board of Directors of DMS Inc. approved the grant of approximately 1.2 million RSUs, including 65,000 units granted for Directors under the 2020 Plan. The RSUs vest one-third each year based on three years of continuous service starting with July 16, 2021 through July 16, 2023. The related Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The 2020 Plan provides Directors’ and employees’ vesting rights after each year for completed service to the Company. The related costs were approximately $6.7 million and $6.8 million for the years ended December 31, 2022 and 2021, respectively, and are included in Salaries and related costs within the consolidated statements of operations.

On April 12, 2022, the Board approved the grant of 762,000 RSUs consisting of 381,406 performance-based vesting RSUs (“PRSUs”) and 381,406 time-based vesting RSUs (“TRSUs”) to executive management and certain key employees under the 2020 Plan. On July 1, 2022, the Board voted to award 326,000 RSUs consisting of 163,000 PRSUs and 163,000 TRSUs to executive management under the 2020 Plan. The TRSUs vest one-fourth each year based on four years of continuous service starting with April 12, 2022, through April 12, 2026. The PRSUs vest one-fourth each calendar year from 2022 through 2026 based continuous service and subject to certain performance metrics of the Company during 2022, which the Company re-evaluates the probability of achievement on a quarterly basis. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

On August 4, 2022, the Board approved the grant of an aggregate of 52,545 RSUs to the Company’s non-employee directors under the 2020 Plan. The RSUs will vest on the date of the annual shareholder’s meeting or on the anniversary of the award, whichever occurs first, and the related Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

The following table presents the restricted stock units activity for the years ended December 31, 2022 and 2021 (in thousands, except price per share):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,197	$7.31
Granted	1,084	8.43
Vested	490	7.59
Forfeited/Canceled	350	8.11
Outstanding at December 31, 2021	1,441	$7.98
Granted	1,141	$2.71
Vested	713	7.70
Forfeited/Canceled	362	5.45
Outstanding at December 31, 2022	1,507	$4.73
Vested as of December 31, 2022	1,216	$7.62

For the years ended December 31, 2022 and 2021, the fair value of vested restricted stock units was $9.3 million and $3.7 million, respectively.

As of December 31, 2022, the total number of awards issued to other nonemployee consultants for advisory and consulting services were 126 thousand restricted stock units and 118 thousand stock options that represent total Stock-based compensation fair value of $1.8 million, for which $0.2 million has been recorded for services provided to date. On October 27, 2021, the board voted to accelerate the vesting of 34 thousand restricted units and 32 thousand stock options, which resulted in recognition of approximately $0.5 million expense in Q4 2021.

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

The following table presents the stock option activity for the years ended December 31, 2022 and 2021 (in thousands, except price per share):

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Restricted Stock Options Exercisable
Outstanding at January 1, 2021	551	$3.34	5.9 years	$—
Granted	1,706	4.14	6.1 years	—
Exercised	—	—	—	—
Forfeited/expired	179	4.07	6.1 years	—
Outstanding at December 31, 2021	2,078	$3.92	6.1 years	$—
Granted	—	$—	—	$—
Exercised	—	—	—	—
Forfeited/expired	240	8.36	—	—
Outstanding at December 31, 2022	1,838	$3.35	6.8 years	$—
Exercisable at December 31, 2022	596	$8.13	6.8 years	$4,835

There were no stock options granted in 2022.

Defined Contribution Plans

The Company offers a 401(k) plan with a mandatory match and a discretionary bonus contribution to all of its eligible employees. The Company matches employees’ contributions based on a percentage of salary contributed by the employees. The Company’s match cost for the years ended December 31, 2022 and 2021 was $0.9 million and $0.9 million respectively, recorded within Salaries and related costs on the consolidated statements of operations.

Note 14. Income Taxes

The (benefit) provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$73	$2,539
State	(70)	307
Foreign	—	26
Total Current	3	2,872
Deferred:
Federal	(3,466)	12,848
State	(642)	3,591
Total Deferred	(4,108)	16,439
(Benefit) provision for income taxes	$(4,105)	$19,311

The (benefit) provision for income taxes shown above varies from the statutory federal income tax rate for those periods as follows (in thousands):

	Years Ended December 31,
	2022	2021
Tax (benefit) provision from federal statutory rate	$(11,888)	$5,356
Tax on income not subject to entity level federal income tax	4,085	1,074
State income taxes, net of federal tax effect	(1,639)	(817)
Change in fair value of warrant liabilities	(705)	(3,804)
Other permanent adjustments	(176)	(3,211)
Permanent adjustments - Tax Receivable Agreement	26	(36)
True-ups and other	(2,343)	(919)
Research and development credit	(250)	—
Foreign tax credit	—	63
Undistributed earnings	171	529
Canadian tax expense	—	26
Valuation allowance	8,857	21,240
Tax credits	(243)	(190)
Tax (benefit) provision	$(4,105)	$19,311

As a result of a Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 60.9% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE and Traverse, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of earnings. The Company’s Income tax (benefit) expense is attributable to the allocable share of earnings from DMSH, a portion of activities of DMSH that are subject to Canadian income tax, and the activities of UE and Traverse, both are wholly-owned U.S. corporate subsidiaries of DMSH, which are subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result of the foregoing reasons, the Company’s effective tax rate is expected to differ materially from the statutory rate.

Any change in the fair value of the Private Placement Warrants, which are classified as a liability on the Company’s consolidated balance sheet at December 31, 2022, is recognized as a gain or loss in the Company’s consolidated statements of operations. The Private Placement Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no change to Income tax (benefit) expense relating to changes in the fair value of such warrants.

Deferred tax assets and liabilities are composed of the following (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Investment in DMS Holdings LLC	$34,137	$29,066
Reserve accruals	156	418
Charitable contributions	18	11
Interest carryforward	5,131	2,562
Tax credit carryforwards	1,013	190
Property and equipment	(7)	42
Operating lease liabilities	343	—
Net operating loss	2,863	1,808
Total gross deferred tax assets	43,654	34,097
Less: Valuation allowance	(41,829)	(32,970)
Total deferred tax assets, net	1,825	1,127
Deferred tax liabilities:
Intangibles	(1,295)	(4,561)
Operating lease right-of-use assets	(119)	—
Undistributed earnings	(1,523)	(1,352)
Total deferred tax liabilities	(2,937)	(5,913)
Net deferred tax liabilities	$(1,112)	$(4,786)

At December 31, 2022, the Company has federal and state net operating loss carryforwards attributable to DMS, Inc. in the amount of $10 million and $13.5 million , respectively. The federal carryforwards are not subject to expiration, and the state carryforwards begin to expire in 2030, however certain state carryforwards are indefinite.

At December 31, 2022, the Company has an expected federal and state income tax credit carryforward of $1.0 million which would expire at December 31, 2039, unless utilized. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. We do not expect any annual limitation to materially impact the utilization of net operating losses and credits.

The Company records Deferred tax assets if it is more likely than not that the Company will realize a future tax benefit. Ultimate realization of any Deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any. Our assessment of Deferred tax assets realizability considers many different factors including historical and projected operating results, the reversal of existing Deferred tax liabilities that provide a source of future taxable income, the impact of current tax planning strategies and the availability of future tax planning strategies. The Company establishes a valuation allowance against any Deferred tax assets for which we are unable to conclude that realizability is more likely than not.

We have determined the need for an additional $9 million valuation allowance for the period ending December 31, 2022. In doing so we assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing Deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Therefore, a valuation allowance has been recorded against the DTAs at DMS,

Inc. The amount of DTA considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2018 to 2021. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2018; however, our net operating loss carryforwards arising prior to that year are subject to adjustment. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

The Company records interest and penalties, if any, as a component of its Income tax (benefit) expense in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2022 and 2021, respectively.

Tax Receivable Agreement
Since the year ended December 31, 2021, the Company maintains a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. The remaining short-term Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(52,500)	$6,193
Net (loss) income attributable to non-controlling interest	(20,548)	3,991
Net (loss) income attributable to Digital Media Solutions, Inc.- basic and diluted	$(31,952)	$2,202

Denominator:
Weighted average shares - basic	38,252	35,249
Add: dilutive effects of equity awards under the 2020 Omnibus Incentive Plan	27	389
Add: dilutive effects of public warrants	—	126
Weighted average shares - diluted	38,279	35,764

Net (loss) earnings per common share:
Basic and diluted	$(0.84)	$0.06

Shares of the Company’s Class B convertible common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock under the two-class method has not been presented.

For the year ended December 31, 2022, the Company excluded 25.7 million shares of Class B convertible common stock, 4.0 private warrants, 10.0 million public warrants, 1.6 million stock options, 1.2 million RSUs, 0.4 million PRSUs, respectively, as their effect would have been anti-dilutive.

For the year ended December 31, 2021, the Company excluded 25.7 million shares of Class B convertible common stock, 4.0 million private warrants, 1.6 million stock options, 0.3 million RSUs, and the contingent and deferred considerations issued in connection with AAP and Crisp acquisitions, respectively, as their effect would have been anti-dilutive.

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

Note 17. Subsequent Events

Business Acquisition

On March 30, 2023, the Company acquired certain assets of G.D.M. Group Holding Limited, a company organized under the laws of Cyprus (“ClickDealer Cyprus”), ClickDealer Asia Pte., Ltd., a company organized in Singapore (“ClickDealer Singapore”), GDMgroup Asia Limited, a company organized in Hong Kong (“ClickDealer HongKong”) and ClickDealer Europe BV, a company organized in the Netherlands (“ClickDealer Netherlands”, and collectively with ClickDealer Cyprus, ClickDealer Singapore, ClickDealer Hong Kong, and any other related entity “ClickDealer”). The Company paid cash consideration of $35 million upon closing of the transaction. The transaction also includes up to $10 million in contingent consideration, subject to the achievement of certain milestones, to be paid two years after the acquisition date, subject to the operation of the acquired assets reaching certain milestone. The contingent consideration may be paid in cash or the Company’s Class A Common Stock, to be mutually agreed by DMS and the applicable recipients.

Private Placement of Convertible Preferred Stock and Warrants

On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Oferrings”), including $6.0 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million.

The Company is required to redeem one-tenth of the number of shares of each series of Preferred Stock on a pro rata basis among all of the holders of each series commencing on the earlier of (i) the three-month anniversary of the closing of the Preferred Offerings and on each successive monthly anniversary date thereafter and (b) the date a registration statement relating to the underlying shares of Common Stock is declared on each successive monthly anniversary date thereafter. The form of such redemptions is at the option of the Company and may be (i) in cash at 104% of the stated value of the Preferred Stock, plus accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in shares of Common Stock or (iii) a combination thereof.

The Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a fixed conversion price of $0.56 (the “Conversion Price”). In addition, at any time at the option of the holder, the Preferred Stock may be converted at the option of the holder into shares of common stock at a conversion price at the lower of (i) 90% of the arithmetic average of the three lowest volume-weight average prices (“VWAPs”) during the 20 trading days before a conversion notice is delivered and (ii) 90% of the VWAP of the trading day before a notice of conversion is delivered (the “Alternate Conversion Price”).

Each series of Preferred Stock provides for the ability of a holder to require the Company to redeem all of the holder’s shares of Preferred Stock at any time after June 15, 2023 (the “Accelerated Redemption Date”). In addition, the Company may elect to redeem all of the shares of the Series A Preferred Stock, but not Series B Preferred Stock, after the Accelerated Redemption Date. At the option of the holder being redeemed, an accelerated redemption will be (i) in cash at the Mandatory Redemption Price, (ii) in shares of Common Stock or (iii) a combination thereof.

Following certain triggering events, a holder may choose to convert Preferred Stock into shares of common stock at the Alternate Conversion Price.

The Company and the holders of the Preferred Stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable upon conversion or redemption of the Preferred Stock.

The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement.

Proceeds were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 8. Debt) and consummate the ClickDealer acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Evaluation of Disclosure Controls and Procedures.

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

Based on their evaluation as of December 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective for the reason described below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

December 31, 2022 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to revenues and accounts receivable, including the allowance for doubtful accounts. Management assessed our internal control over financial reporting as of December 31, 2022 and concluded that a material weakness continues to exist related to revenues. We did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized. Also, during management’s assessment of internal control over financial reporting as of December 31, 2022, we concluded that we did not design and maintain effective information technology general controls for certain information systems that are relevant to the preparation of the financial statements. In light of the material weakness, management performed additional procedures to
85

validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included validation using revenue reconciliations and fluctuation analyses.

During the course of 2022, the Company took steps to remediate the 2021 material weakness specifically related to accounts receivable and the allowance for doubtful accounts by implementing additional processes and controls, including assessing the loss rates used to calculate the allowance for potential uncollectible receivables and evaluating the collectability of customer receivables on a timely basis. Based on these actions and the results of our testing performed as part of our 2022 evaluation of internal control over financial reporting, we determined that, as of December 31, 2022, the 2021 material weakness related to accounts receivable, including the allowance for doubtful accounts has been remediated.

Remediation Plans

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

No Auditor Attestation Report Required

Because the Company is an “emerging growth company,” this Annual Report does not contain, and is not required to contain, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 29, 2023, the Company entered into a securities purchase agreement with certain investors relating to the sale of 80 thousand shares of Series A convertible redeemable preferred stock (“Series A Preferred Stock”) and 60 thousand shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”) for an aggregate purchase price of $14.0 million (the “Preferred Offerings”). Each share of Preferred Stock has a purchase price of $100.00, representing an original issue discount of 10% of the $111 stated value of such share.

The Series B Preferred Stock issued in Preferred Offerings was purchased by Joseph Marinucci, Fernando Borghese and Matthew Goodman, founders of the Company, and entities affiliated with existing shareholders of the Company. The Class B Preferred Stock is subordinate to Series A Preferred Stock in certain payment scenarios.

The Company is required to redeem one-tenth of the number of shares of each series of Preferred Stock on a pro rata basis among all of the holders of each series commencing on the earlier of (i) the three-month anniversary of the closing of the Preferred Offerings and on each successive monthly anniversary date thereafter and (b) the date a registration statement relating to the underlying shares of Common Stock is declared on each successive monthly anniversary date thereafter. The form of such redemptions is at the option of the Company and may be (i) in cash at 104% of the stated value of the Preferred Stock, plus accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in shares of Common Stock or (iii) a combination thereof.

The Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a fixed conversion price of $0.56 (the “Conversion Price”). In addition, at any time at the option of the holder, the Preferred Stock may be converted at the option of the holder into shares of common stock at a conversion price at the lower of (i) 90% of the arithmetic average of the three lowest volume-weight average prices (“VWAPs”) during the 20 trading days before a conversion notice is delivered and (ii) 90% of the VWAP of the trading day before a notice of conversion is delivered (the “Alternate Conversion Price”).

Each series of Preferred Stock provides for the ability of a holder to require the Company to redeem all of the holder’s shares of Preferred Stock at any time after June 15, 2023 (the “Accelerated Redemption Date”). In addition, the Company may elect to redeem all of the shares of the Series A Preferred Stock, but not Series B Preferred Stock, after the Accelerated Redemption Date. At the option of the holder being redeemed, an accelerated redemption will be (i) in cash at the Mandatory Redemption Price, (ii) in shares of Common Stock or (iii) a combination thereof.
86

Upon a change of control, the holders of the Preferred Stock may require the Company to purchase any outstanding Preferred Stock in cash at 115% of the greater of (i) the redemption price or (b) then prevailing conversion value, plus in each case accrued but unpaid interest and any other amounts owed.

Under any scenarios in which a holder of Preferred Stock has elected to have its Preferred Stock redeemed for cash, the Company is permitted to make such redemption in equity, and the holder of Preferred Stock then has the ability to retain and sell its Preferred Stock.

Holders of the Preferred Stock have the right to vote on a one-for-one basis with the Company's common stock, on an as converted basis.

Holders of the Preferred Stock have the right to consent to various actions by the Company, including, but not limited to entering into or incurring any liens; amending the charter documents of the Company or its subsidiaries; repurchasing or otherwise acquiring any capital stock; paying cash dividends or distributions on any equity securities, other than the payments with respect to the Preferred Stock; engaging in any materially different line of business, or modifying its corporate structure or purpose; allowing the Company or its subsidiaries to fail to maintain good standing in their relevant jurisdictions; failing to take all actions necessary to maintain all intellectual property; allowing the Company or its subsidiaries to fail to maintain insurance; entering into any transaction with any affiliate of the Corporation which would be publicly disclosed (unless made on an arm’s length basis and approved by a majority of disinterested directors of the Company); entering into a transaction to sell, lease, license, assign, transfer, spin-off, split-off, close, convey or otherwise dispose of any assets or rights of the Company or its subsidiaries unless in the ordinary course of business; and allowing the cash balance of the Company to fall below $10 million at any time while the Series A Preferred Stock is outstanding.

Upon completion of a subsequent offering of debt or equity by the Company, the holders of Preferred Stock have the right (but not the obligation) to apply 35% of the gross proceeds of such subsequent placement to redeem the preferred stock.

Pursuant to the Securities Purchase Agreement, for twenty-four (24) months following closing, the purchasers of the Preferred Stock will have a right to participate in up to 35% of any subsequent debt or equity financing conducted by the Company. Without the prior consent of the holders of Preferred Stock, the Company is prohibited from issuing common stock until 90 days after effective date of resale registration statement, subject to customary exceptions, and the Company is prohibited from entering into certain variable rate equity transactions while the Preferred Stock remain outstanding.

The Company and the holders of the Preferred Stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable upon conversion or redemption of the Preferred Stock.

The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement.

In connection with the issuance of the Preferred Stock, the Company contributed the net proceeds to Digital Media Solutions Holdings, LLC ("DMS Holdings LLC"), and the members of DMS Holdings LLC entered into an amendment of the Amended and Restated Limited Liability Company Agreement providing for the issuance to the Company of a preferred unit in DMS Holdings LLC on essentially the same terms as the preferred stock.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.
None.
87

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

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

DIGITAL MEDIA SOLUTIONS, INC.

DIGITAL MEDIA SOLUTIONS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
Supplemental Schedule
(in thousands)

Description	Year Ended	Balance at Beginning of Period	Charge to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable reserves	2022	$4,930	$1,761	$2,035	$4,656
	2021	$3,121	$4,798	$2,989	$4,930
Item 16. Form 10-K Summary.
Not applicable.

Exhibit Index

Exhibit Number	Description
2.1+
Business Combination Agreement, dated April 23, 2020, by and among Leo Holdings Corp, Digital Media Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K/A filed with the SEC on April 24, 2020).

2.2	Amendment No. 1 to Business Combination Agreement, dated July 2, 2020 (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
2.3*	Asset Purchase Agreement, dated March 6, 2023 by and among Digital Media Solutions, Inc., the Sellers and the other parties thereto.
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

4.4	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020).
4.5*	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed on March 30, 2023.
4.6*	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, filed on March 30, 2023.
4.7*	Form of Common Stock Purchase Warrant of Digital Media Solutions, Inc.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Leo Holdings, Corp.’s Current Report on Form 8-K/A filed with the SEC on April 24, 2020).
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
10.14+
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

10.15+^	Asset Purchase Agreement, dated April 1, 2021, by and among Digital Media Solutions, Inc.,
Edge Marketing, LLC, and wholly owned subsidiary of Digital Media Solutions, LLC,
Crisp Marketing, LLC, d/b/a Crisp Results, and Union Health, LLC, a Florida limited liability company, and Justin Ferreira, in his capacity as Sellers’ representative (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.16^	Letter Agreement, by and between Digital Media Solutions, Inc. and Joseph Liner, dated as of May 26, 2022 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2022).
10.17^	Offer Letter, by and between Digital Media Solutions, Inc. and Richard Rodick, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 5, 2022).
10.18^	Separation Agreement, by and between Digital Media Solutions, Inc. and Vasundara Srenivas, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 5, 2022).
10.19^	Digital Media Solutions, Inc. Executive Severance Plan, dated August 4, 2022 (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).
10.20*	Asset Purchase Agreement, dated March 30, 2023, by and between Digital Media Solutions, Inc., the ClickDealer Sellers and the other parties thereto.
10.21*	Shares Purchase Agreement, dated March 29, 2023, by and between Digital Media Solutions, Inc. and the purchasers named therein.
10.22*	Registration Rights Agreement, dated March 30, 2023, by and between Digital Media Solutions, Inc. and the other parties thereto.
10.23*	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated March 30, 2023.
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information for the period ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
____________________
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

Digital Media Solutions, Inc.

Date: March 31, 2023	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2023	/s/ Richard Rodick
	Name:	Richard Rodick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2023	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2023	/s/ Richard Rodick
	Name:	Richard Rodick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2023	/s/ Fernando Borghese
	Name:	Fernando Borghese
	Title:	Chief Operating Officer and Director

Date: March 31, 2023	/s/ Mary Minnick
	Name:	Mary Minnick
	Title:	Chairperson of the Board

Date: March 31, 2023	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Director

Date: March 31, 2023	/s/ Robbie Isenberg
	Name:	Robbie Isenberg
	Title:	Director

Date: March 31, 2023	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Director

Date: March 31, 2023	/s/ Maurissa Bell
	Name:	Maurissa Bell
	Title:	Director