Form 10-K/A
period 2022-12-31
Digital Media Solutions, Inc.
filed 2023-04-05
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain language in Items 1, 1A, 7, 8, 9B and 15 of the Annual Report on Form 10-K of Digital Media Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”). The updated disclosures relate to the Company’s issuance of Series A and Series B convertible preferred stock and the consummation of the ClickDealer acquisition, each on March 30, 2023, in the Items described above. Due to a software error in connection with the Original Filing, certain portions of the final text of the Form 10-K and certain exhibits were not included in the Original Filing. This Amendment is being filed for the sole purpose of providing such final text and the exhibits that were not included due to the software error, and to uncheck the Item 404(b) box on the cover that was inadvertently checked as we are not required to include an attestation by our independent registered public accounting firm with respect to management’s assessment of internal control over financial reporting. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, and not just those portions that have been amended pursuant to this Amendment. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing.

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Annual Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1955. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its and ClickDealer’s future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) DMS’s ability to attain the expected financial benefits from the ClickDealer transaction; (2) any impacts to the ClickDealer business from our acquisition thereof, (3) the COVID-19 pandemic or other public health crises; (4) management of our international expansion as a result of the ClickDealer acquisition; (5) changes in client demand for our services and our ability to adapt to such changes; (6) the entry of new competitors in the market; (7) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (8) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets; (9) the performance of DMS’s technology infrastructure; (10) the ability to protect DMS’s intellectual property rights; (11) the ability to successfully source, complete and integrate acquisitions; (12) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including any integration of the ClickDealer business; (13) changes in applicable laws or regulations and the ability to maintain compliance; (14) our substantial levels of indebtedness; (15) volatility in the trading price on the NYSE of our common stock and warrants; (16) fluctuations in value of our private placement warrants; and (17) other risks and uncertainties indicated from time to time in DMS’s filings with the SEC, including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC.

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

Private Placement of Convertible Preferred Stock and Warrants
On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.2 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million. The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement. See Note 17. Subsequent Events for further details.

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

As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events).

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

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended December 31, 2022, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. There are no limitations on the use of the capital raised in connection with such equity cure. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 29, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events). As of December 31, 2022, the Company was in material compliance with all financial covenants after consideration of the equity cure.

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

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended December 31, 2022, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. There are no limitations on the use of the capital raised in connection with such equity cure. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants (see Note 17. Subsequent Events). As of December 31, 2022, the Company was in material compliance with all financial covenants after consideration of the equity cure.

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

Private Placement of Convertible Preferred Stock and Warrants

On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.2 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million.

The Company is required to redeem one-tenth of the number of shares of each series of Preferred Stock on a pro rata basis among all of the holders of each series commencing on the earlier of (i) the three-month anniversary of the closing of the Preferred Offering and on each successive monthly anniversary date thereafter and (ii) the date a registration statement relating to the underlying shares of Common Stock is declared effective and on each successive monthly anniversary date thereafter. The form of such redemptions is at the option of the Company and may be (i) in cash at 104% of the stated value of the Preferred Stock, plus accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in shares of Common Stock or (iii) a combination thereof.

The Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a fixed conversion price of $0.56 (the “Conversion Price”), which Conversion Price is subject to adjustment but not below a price of $0.484. In addition, at any time at the option of the holder, the Preferred Stock may be converted into shares of common stock at a conversion price at the lower of (i) 90% of the arithmetic average of the three lowest volume-weight average prices (“VWAPs”) during the 20 trading days before a conversion notice is delivered and (ii) 90% of the VWAP of the trading day before a notice of conversion is delivered (the “Alternate Conversion Price”).

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

Item 9B. Other Information.

On March 29, 2023, the Company entered into a securities purchase agreement with certain investors relating to the sale of 80 thousand shares of Series A convertible redeemable preferred stock (“Series A Preferred Stock”) and 60 thousand shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”) for an aggregate purchase price of $14.0 million (the “Preferred Offering”). Each share of Preferred Stock has a purchase price of $100.00, representing an original issue discount of 10% of the $111 stated value of such share.

The Series B Preferred Stock issued in the Preferred Offering was purchased by Joseph Marinucci, Fernando Borghese and Matthew Goodman, founders of the Company, and entities affiliated with existing shareholders of the Company. The Class B Preferred Stock is subordinate to Series A Preferred Stock in certain payment scenarios.

The Company is required to redeem one-tenth of the number of shares of each series of Preferred Stock on a pro rata basis among all of the holders of each series commencing on the earlier of (i) the three-month anniversary of the closing of the Preferred Offering and on each successive monthly anniversary date thereafter and (ii) the date a registration statement relating to the underlying shares of Common Stock is declared effective and on each successive monthly anniversary date thereafter. The form of such redemptions is at the option of the Company and may be (i) in cash at 104% of the stated value of the Preferred Stock, plus accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in shares of Common Stock or (iii) a combination thereof.

The Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a fixed conversion price of $0.56 (the “Conversion Price”), which Conversion Price is subject to adjustment but not below a price of $0.484. In addition, at any time at the option of the holder, the Preferred Stock may be converted into shares of common stock at a conversion price at the lower of (i) 90% of the arithmetic average of the three lowest volume-weight average prices (“VWAPs”) during the 20 trading days before a conversion notice is delivered and (ii) 90% of the VWAP of the trading day before a notice of conversion is delivered (the “Alternate Conversion Price”).

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

Upon a change of control, the holders of the Preferred Stock may require the Company to redeem any outstanding Preferred Stock in cash at 115% of the greater of (i) the redemption price or (ii) the then prevailing conversion value, plus in each case accrued but unpaid interest and any other amounts owed.

Upon the occurrence of certain events, including, but not limited to (i) the failure of the Company to maintain a minimum cash and cash equivalent balance of $10.0 million; (ii) a default under existing indebtedness of the Company or any subsidiary of at least $50.0 thousand that results in the acceleration of such indebtedness; (iii) the failure to file required reports under the Securities Exchange Act of 1934, as amended; and (iv) the failure to deliver common stock following the conversion of Preferred Stock into common stock, the holders of Preferred Stock may require the Company to redeem any outstanding Preferred Stock in cash at a price equal to 115% of the redemption price.

Under any scenario in which a holder of Preferred Stock has elected to have its Preferred Stock redeemed for cash, and such cash payment required to be made by the Company has not been made, then the Holder may provide to the Company written notice within five business days that the holder desires to retain its shares of Preferred Stock that have not been redeemed and sell the shares to a third party.

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

Pursuant to the Securities Purchase Agreement, for 24 months following closing, the purchasers of the Preferred Stock will have a right to participate on a pro rata basis in the aggregate up to 35% of any subsequent debt or equity financing conducted by the Company. Without the prior consent of the holders of Preferred Stock, the Company is prohibited from issuing common stock until 90 days after effective date of resale registration statement, subject to customary exceptions, and the Company is prohibited from entering into certain variable rate equity transactions while the Preferred Stock remain outstanding.

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

2.2	Amendment No. 1 to Business Combination Agreement, dated July 2, 2020 (incorporated by reference to Exhibit 2.1 to Leo Holdings Corp.’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
2.3	Asset Purchase Agreement, dated March 6, 2023 by and among Digital Media Solutions, Inc., the Sellers and the other parties thereto (incorporated by reference to Exhibit 2.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2023).
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
10.16^	Letter Agreement, by and between Digital Media Solutions, Inc. and Joseph Liner, dated as of May 26, 2022 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2022).
10.17^	Offer Letter, by and between Digital Media Solutions, Inc. and Richard Rodick, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 5, 2022).
10.18^	Separation Agreement, by and between Digital Media Solutions, Inc. and Vasundara Srenivas, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 5, 2022).
10.19^	Digital Media Solutions, Inc. Executive Severance Plan, dated August 4, 2022 (incorporated by reference to Exhibit 10.4 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).
10.20*	Asset Purchase Agreement, dated March 6, 2023, by and between Digital Media Solutions, Inc., the ClickDealer Sellers and the other parties thereto.
10.21*	Securities Purchase Agreement, dated March 29, 2023, by and between Digital Media Solutions, Inc. and the purchasers named therein.
10.22*	Registration Rights Agreement, dated March 30, 2023, by and between Digital Media Solutions, Inc. and the other parties thereto.
10.23*	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Digital Media Solutions Holdings, LLC, dated March 30, 2023.
21.1†	List of Subsidiaries
23.1†	Consent of Grant Thornton, Independent Registered Public Accounting Firm
23.2†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
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
† Previously filed with the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Digital Media Solutions, Inc.

Date: April 5, 2023	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 5, 2023	/s/ Richard Rodick
	Name:	Richard Rodick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)