Form 10-K/A
period 2022-12-31
Digital Media Solutions, Inc.
filed 2023-05-01
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

As of April 26, 2023, 40,037,079 shares of the registrant’s Class A Common Stock; 25,699,464 of the registrant’s Class B Common Stock; and 28,443,522 warrants to purchase shares of the registrant’s Class A Common Stock, were issued and outstanding.

Auditor's Name: Grant Thornton LLP
Auditor’s Location: Tampa, Florida
Auditor’s PCAOB Number: 248
Auditor's Name: Ernst & Young LLP
Auditor’s Location: Tampa, Florida
Auditor’s PCAOB Number: 42

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Digital Media Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”), and was amended and restated by Amendment No. 1 to the Original Filing on April 5, 2023 (the “Amendment No. 1”).

This Amendment is being filed to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14 because our proxy statement will not be filed within 120 days of the end of the 2022 fiscal year. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of Amendment No. 1. Accordingly, this Amendment should be read in conjunction with Amendment No. 1.

Digital Media Solutions, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table lists our seven (7) current directors, their respective ages and their positions with us, followed by a brief biography, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Joseph Marinucci	48	President, Chief Executive Officer and Director
Fernando Borghese(1)	44	Chief Operating Officer and Director
Mary Minnick(2)	63	Chairperson and Director
Lyndon Lea	54	Director
Maurissa Bell(3)	33	Director
Robbie Isenberg(3)	41	Director
Robert Darwent	50	Director
____________________
(1)     Nominated by Prism.
(2)     Nominated by Prism and Clairvest.
(3)     Nominated by Clairvest.

Joseph Marinucci has served as Chief Executive Officer of DMS since co-founding DMS in 2012 and a Director since 2020. Previously, Mr. Marinucci co-founded Interactive Media Solutions, a direct response marketing firm, and served as its President from 2000 to 2012. From 2015 to 2019, Mr. Marinucci served as a board member of LeadsCouncil, an independent association whose members are companies in the online lead generation industry. Mr. Marinucci holds a Bachelor of Science in Accounting from Binghamton University. In light of our ownership structure and Mr. Marinucci’s extensive executive leadership and management experience, the Board believes it is appropriate for Mr. Marinucci to serve as our director.

Fernando Borghese has served as Chief Operating Officer of DMS since co-founding DMS in 2012 and has served as a Director since the completion of the Business Combination (as defined in the Annual Report on Form 10-K/A for the year ended December 31, 2022) in July 2020. Prior to DMS, Mr. Borghese was Executive Vice President at DMi Partners, a digital marketing agency. Mr. Borghese has served as a Board Member of LeadsCouncil since 2019. Mr. Borghese holds a Bachelor of Arts in Political Science from Trinity College-Hartford. In light of our ownership structure and Mr. Borghese’s extensive experience as an operating executive officer and manager, and in-depth knowledge and understanding of digital marketing, the Board believes it is appropriate for Mr. Borghese to serve as our director.

Mary E. Minnick has served as a Director and chairperson of the Board since the completion of the Business Combination in July 2020. Ms. Minnick was a Partner of Lion Capital from 2007 until 2017. She was an advisor to Lion Capital from 2018 to 2020. Previously, Ms. Minnick served in various capacities at The Coca-Cola Company (NYSE:KO), including as Chief Operating Officer of Asia and Global President of Marketing, Strategy and Innovation, from 1983 to 2007. Ms. Minnick was a member of the board of directors of (i) the Target Corporation (NYSE:TGT) from 2005 to 2022, and (ii) Leo Holdings III Corp. (NYSE: LIII.U), a special purpose acquisition company ("Leo III") from 2019 to 2021, but has, since 2019, been a member of the board of directors of Leo Holdings Corp. II (NYSE: LHC.U), a special purpose acquisition company (“Leo II”). Ms. Minnick has also served as a member of the board of directors of the global brewer Heineken (AMS:HEIA) from 2008 to 2015, the consumer packaged food and beverage company WhiteWave Foods Co. (NYSE:WWAV) from 2012 to 2016 and the global nutrition company Glanbia plc from 2019 to 2020. Ms. Minnick has an MBA from Duke University and a BA in Business from Bowling Green State University. In light of Ms. Minnick’s prior experience in various executive positions, as well as her service as a director of other publicly traded companies, the Board believes it is appropriate for Ms. Minnick to serve as our director.

Lyndon Lea has served as a Director since the completion of the Business Combination in July 2020. Mr. Lea is a founder of Lion Capital and has served as its Managing Partner since its inception in 2004. Prior to founding Lion Capital, Mr. Lea was a partner of Hicks, Muse, Tate & Furst where he co-founded its European operations in 1998. From 1994 to 1998, Mr. Lea served at Glenisla, the former European affiliate of Kohlberg Kravis Roberts & Co., prior to which he was an investment banker at Schroders in London and Goldman Sachs in New York. Mr. Lea graduated with a BA in Honors Business Administration from the University of Western Ontario in Canada in 1990. Mr. Lea is currently a director of the following companies: Leo II; AllSaints, the UK fashion brand; Alex & Ani, the North American jewelry brand; Hatchbeauty, the North American fashion brand; food and nutrition companies Lenny & Larry’s, Nutiva (both North American), Picard Surgeles (France) and the French eyewear company Alain Afflelou.

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

Maurissa Bell has served as a Director since June 2022. Ms. Bell has served as a Vice President of Clairvest since January 2022 and participates in all areas of the investment process. Prior to joining Clairvest, Ms. Bell was Senior Director, Head of Capital Markets and Corporate Finance at George Weston Limited (TSX:WN) from September 2020 to December 2021, Canada’s largest food and drug retailer, REIT and provider of financial services. Ms. Bell joined George Weston Limited with six years of Investment Banking and Corporate Banking experience at both BMO Capital Markets and CIBC Capital Markets, two of Canada’s largest financial institutions, where she advised on mergers and acquisitions, initial public offerings and financing transactions, including debt and equity. Ms. Bell is a Chartered Accountant (CPA, CA) and holds a Bachelor of Management and Organizational Studies, with a specialization in Finance from the University of Western Ontario. In light of Ms. Bell’s experience in mergers and acquisitions and public company financing, as well as her accounting designation, the Board believes it is appropriate for Ms. Bell to serve as our director.

Robbie Isenberg has served as a Director since the completion of the Business Combination in July 2020. Mr. Isenberg serves as a Managing Director of Clairvest and participates in all areas of the investment process. Prior to joining Clairvest in 2010, Mr. Isenberg worked as a Senior Case Team Leader for the Monitor Group and in the investment banking group of Credit Suisse focusing on leveraged finance and mergers and acquisitions. In addition to DMS, Mr. Isenberg currently serves on the board of directors of Bluetree Dental, Brunswick Bierworks, Inc. and ChildSmiles Group and has served on the board of directors of Cieslok Media, KUBRA and Lyophilization Services of New England. Other prior portfolio companies include New Meadowlands Racetrack. Mr. Isenberg has an MBA from Northwestern University’s Kellogg School of Management and an HBA from the Richard Ivey School of Business. In light of Mr. Isenberg’s extensive experience in investments as well as his service as a director of other private companies, the Board believes it is appropriate for Mr. Isenberg to serve as our director.

Robert Darwent has served as a Director since the completion of the Business Combination in July 2020. Mr. Darwent is a founder of Lion Capital where he sits on the Investment Committee and Operating Committee of the firm. Prior to founding Lion Capital in 2004, Mr. Darwent worked with Mr. Lea in the European operations of Hicks, Muse, Tate & Furst since its formation in 1998. From 1995 to 1998, Mr. Darwent worked in the London office of Morgan Stanley in their investment banking and private equity groups. Mr. Darwent graduated from Cambridge University in 1995. Mr. Darwent is currently a director of the following companies: Loungers, the UK bar and restaurant chain; Gordon Ramsay North America, the North American restaurant group; Spence Diamonds, a North American diamond jewelry retailer and Leo II. Previously, Mr. Darwent has sat on the board of the following companies: Authentic Brands Group, the global brand licensing company AS Adventure, the leading European outdoor specialist retailer; Burton’s Foods, the UK biscuit business; Christie-Tyler, the UK furniture manufacturer; ghd, the global hair appliances business; Jimmy Choo, the luxury shoe and accessories brand; La Senza, the UK lingerie retailer; G.H. Mumm and Champagne Perrier-Jouët, the champagne houses; wagamama, the restaurant chain; and Weetabix, the cereal company. In light of Mr. Darwent’s extensive investment experience over twenty years, as well as his service as a director of private companies, the Board believes it is appropriate for Mr. Darwent to serve as our director. In addition, Mr. Darwent’s background and skills qualify him to chair our Audit Committee and to serve as an audit committee financial expert.

Executive Officers

In addition to Joseph Marinucci, Chief Executive Officer and Fernando Borghese, Chief Operating Officer, whose biographical information appears above, set forth below are the names, ages and biographical information for each of our current executive officers as of May 1, 2023.

Name	Age	Position
Joseph Marinucci	48	President, Chief Executive Officer and Director
Fernando Borghese	44	Chief Operating Officer and Director
Vanessa Guzmán-Clark	43	Interim Chief Financial Officer
Matthew Goodman	49	Chief Security Officer
Jason Rudolph	49	Chief Technology Officer
Anthony Saldana	54	General Counsel, Executive Vice President of Legal & Compliance and Secretary

Joseph Marinucci’s biographical information is included in the “Directors” above.

Fernando Borghese’s biographical information is included in the “Directors” above.

Vanessa Guzmán-Clark has served as Interim Chief Financial Officer of DMS since April 2023. Previously, she served as the Company’s Financial Controller since June 2022. Ms. Guzmán-Clark is a Florida Certified Public Accountant (CPA) and has more than 22 years of experience in finance and accounting. Prior to joining the Company, Ms. Guzmán-Clark served as the Chief Financial Officer and Vice President of Legacy Education Alliance, Inc., a publicly-traded company, from 2019 to November 2021, when she joined the Company as a Financial Consultant. From 2017 to 2019, Ms. Guzmán-Clark was the Director of Financial Systems at The Children's Home Society of Florida, Florida's oldest not-for-profit in the care of children. From 2008 to 2017, Ms. Guzmán-Clark served in a wide variety of Controller and CFO consulting roles for middle-market private and not-for-profit entities. From 2002 to 2007, Mrs. Guzmán-Clark was a Senior Auditor at PricewaterhouseCoopers, LLP. Ms. Guzmán-Clark holds a Master of Accounting & Financial Management and a Master of Business Administration from Keller Graduate School of Management.

Matthew Goodman has served as the Chief Security Officer of DMS since co-founding DMS in 2012. Previously, Mr. Goodman was Chief Information Officer of Interactive Marketing Solutions. Mr. Goodman attended the Master of Business Administration program at New York University’s Stern School of Business and earned his undergraduate degrees in Finance and Management Information System from Syracuse University.

Jason Rudolph has served as Chief Technology Officer of DMS since 2021. Prior to that, he served as our Chief Product Officer since 2019. Prior to DMS, Mr. Rudolph was Chief Technology Officer at W4 Performance Ad Market from 2015 to 2018. Mr. Rudolph also served as Founder and Chief Executive Officer of Sound Advertising Group from 2008 to 2015.

Anthony Saldana has served as General Counsel, Executive Vice President of Legal & Compliance and Secretary of DMS since January 2021. Mr. Saldana brings to DMS over 20 years of extensive corporate law experience in mergers and acquisitions, corporate finance, corporate governance and securities matters. Prior to joining DMS, Mr. Saldana was Counsel at Skadden, Arps, Slate, Meagher & Flom LLP, where he worked from 2000 to 2020. Mr. Saldana received a J.D. from the Yale Law School and a Bachelor of Arts, Magna Cum Laude, from Harvard College.

Code of Conduct and Ethics Hotline

We have a Code of Conduct that covers our directors, officers and employees and satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted in the “Governance Documents” section on the Investor Relations page of our website at www.DigitalMediaSolutions.com. The code is available in print to any person without charge, upon request sent to the Corporate Secretary at Digital Media Solutions, Inc., 4800 140th Avenue N., Suite 101, Clearwater, FL 33762. We will disclose, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Conduct.

Any suggestions, concerns or reports of misconduct at our Company or complaints or concerns regarding our financial statements and accounting, auditing, internal control and reporting practices can be may made anonymously by (i) calling one of the Company’s toll-free hotlines at (800) 833-222-0944 (for English-speaking callers located in the United States or Canada) or (800) 216-1288; dial-in 001-800-681-5340 (for Spanish-speaking callers located in North America), (ii) emailing reports@lighthouse-services.com, (iii) visiting the website at www.lighthouse-services.com/dmsgroup or (iv) faxing (215)

689-3885, each of which is managed by an independent third-party service provider allows employees to submit their report anonymously. A person may also submit a report by mail to the General Counsel or the Audit Committee of the Board at 4800 140th Avenue N., Suite 101, Clearwater, FL 33762 or any other principal business address as updated and filed by the Company with the SEC from time to time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and Section 16 officers, and persons who own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of the Company’s common stock. Based solely on a review of the reports that we filed on behalf of these individuals or that were otherwise provided to us, our executive officers and directors met all Section 16(a) filing requirements during calendar year 2021, with the exception of a late Form 3 filing for Jessica Jones, our Former EVP, Human Resources, and a late Form 3 and Form 4 for Richard Rodick, our former Chief Financial Officer, all of which were not timely filed as a result of delays in obtaining the necessary individual EDGAR filing codes.

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

During the year ended December 31, 2022, the Audit Committee held four meetings. The members of the Audit Committee consist of Robert Darwent, its chairperson, Lyndon Lea and Mary E. Minnick. Notwithstanding the fact that entities controlled by Mr. Lea and entities affiliated with Mr. Lea currently hold more than 10% of the Company’s outstanding Class A Common Stock, our Board has considered the independence and other characteristics of each member of our Audit Committee and believes that the composition of the Audit Committee meets the requirements for independence under the applicable requirements of the NYSE and the SEC. Each of Messrs. Darwent and Lea and Ms. Minnick is financially literate and our Board has determined that Mr. Darwent qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board has considered the qualifications of the current members of the Audit Committee and has determined that they possess the skills necessary to review and analyze the Company’s financial statements and processes and to fulfill their other duties in accordance with the terms of the Audit Committee Charter.

Director Nomination Agreement

The Company has entered into a Director Nomination Agreement with Clairvest Group Inc. and Prism, pursuant to which, among other things, (i) Clairvest and Prism obtained certain rights to designate a certain number of individuals to be nominated for election to the Board and (ii) the CEO of the Company will be a member of the Board, subject to certain conditions, from and after the Closing.

The Director Nomination Agreement entitles Clairvest or its permitted assigns to designate director nominees to the Board as follows:

1.Two individuals to be nominated for election to the Board, at least one of whom shall be independent under the applicable rules of the NYSE, for so long as Clairvest and Prism collectively Beneficially Own (as defined in the Director Nomination Agreement) or control, directly or indirectly, at least 40% of the total number of issued and outstanding shares of New DMS Class A Common Stock, New DMS Class B Common Stock and New DMS Class C Common Stock all considered together as a single class (the “Voting Interests”); or

2.One individual to be nominated for election to the Board for so long as Clairvest Beneficially Owns or controls, directly or indirectly, at least 8% of the total number of Voting Interests.

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

Item 11. Executive Compensation

Executive Compensation

The Company qualifies as an “emerging growth company” and a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as an emerging growth company and a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For the year ended December 31, 2022, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”): Joseph Marinucci, Chief Executive Officer; Fernando Borghese, Chief Operating Officer; and Anthony Saldana, General Counsel, EVP of Legal & Compliance.

Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Joseph Marinucci	2022	466,539	—	75,380	74,643	37,674	654,236
Chief Executive Officer	2021	320,000	—	319,900	17,006	32,833	689,739

Fernando Borghese	2022	466,539	—	75,380	74,643	41,822	658,384
Chief Operating Officer	2021	320,000	—	319,900	17,006	33,488	690,394

Anthony Saldana	2022	378,616	150,000	15,088	22,006	32,794	598,504
General Counsel, EVP of Legal & Compliance	2021	320,000	37,500	64,071	10,479	33,711	465,761
____________________
(1)Mr. Saldana’s bonus pertains to performance for the years ended December 31, 2021 and 2020, respectively, which were paid to Mr. Saldana in the subsequent calendar year in each case.
(2)Amounts represent the aggregate grant date fair value of options and and/or restricted stock units (“RSUs”) granted in 2022 and 2021, respectively, computed in accordance with ASC 718 — Stock-based Compensation. A discussion of the assumptions used in determining grant date fair value may be found in Note 13. Employee and Director Incentive Plans in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
(3)The other compensation listed in this column includes:
•For the year ended December 31, 2022: (a) for Mr. Marinucci: (i) matching contributions under our 401(k) savings plan of $8,662; and (ii) medical and other benefits of $29,012; (b) for Mr. Borghese: (i) matching contributions under our 401(k) savings plan of $11,400; and (ii) medical and other benefits of $30,422; and (c) for Mr. Saldana: (i) matching contributions under our 401(k) savings plan of $2,478; and (ii) medical and other benefits of $30,316.
•For the year ended December 31, 2021: (a) for Mr. Marinucci: (i) matching contributions under our 401(k) savings plan of $9,300; and (ii) medical and other benefits of $23,533; (c) for Mr. Borghese: (i) matching contributions under our 401(k) savings plan of $8,400; and (ii) medical and other benefits of $25,088; and (c) for Mr. Saldana: (i) matching contributions under our 401(k) savings plan of $8,967; and (ii) medical and other benefits of $24,744.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for the Company’s Named Executive Officers were base salary, short term incentive and equity awards. The Company’s Named Executive Officers are also eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending, and short- and long-term life insurance on the same basis as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Base Salaries
The Company’s Named Executive Officers receive a base salary for services rendered to the Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Bonuses
The Company’s Named Executive Officers are entitled to receive short term incentive cash compensation, which is typically subject to the satisfaction of certain performance thresholds. Messrs. Marinucci and Borghese were eligible to receive a short term incentive bonus with respect to 2022 in the amounts of $500,000 in the event that the Company met certain revenue and EBITDA thresholds. Such thresholds were not met; accordingly, Messrs. Marinucci and Borghese were not entitled to receive any short term cash incentive bonuses for calendar year 2022. Mr. Saldana was eligible to receive a short term incentive bonus with respect to 2022 in the amounts of $190,000 in the event that the Company met certain revenue and EBITDA thresholds (75%) and certain individual performance goals tied to the function of the Company’s legal department (25%). In Mr. Saldana’s case, only the individual performance goals were satisfied, resulting in Mr. Saldana’s eligibility to receive a $47,500 short term incentive bonus for calendar year 2022, which will become payable to Mr. Saldana during the year ended December 31, 2023.

Equity Compensation
Our Compensation Committee administers our Equity Plan and approves the amount of and terms applicable to grants of stock options and Restricted Stock Units (RSUs) to employees, including the Named Executive Officers.

Prior to 2022, the Company granted stock options in order to allow employees, including our Named Executive Officers, to purchase shares of our common stock at a price equal to the fair market value of our Common Stock on the date of grant. Generally, stock options granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. Stock options granted prior to August 2021 generally vest over a three-year period, subject in most cases to continued employment, and generally expire ten years from the date of grant. Beginning in August 2021, stock options generally vest over a four-year period, subject to continued employment. In 2022, the Company did not grant any stock options.

Generally, RSUs granted under our Equity Plan have vesting schedules that are designed to encourage continued employment. RSUs granted prior to 2021 generally vest over a three-year period, subject to continued employment. Beginning in August 2021, stock options generally vest over a four-year period, subject in most cases to continued employment. In 2022, the Company granted certain employees, including the Named Executive Officers, time-based restricted stock units (TRSUs) and performance-based restricted stock units (PRSUs). In 2022, the Compensation Committee granted the following awards to the Named Executive Officers:

2022 awards	Grant Date	Grant Type	Number of Shares
Joseph Marinucci	4/12/2022	PRSU	56,153
	4/12/2022	TRSU	56,153

Fernando Borghese	4/12/2022	PRSU	56,153
	4/12/2022	TRSU	56,153

Anthony Saldana	4/12/2022	PRSU	23,688
	4/12/2022	TRSU	23,688

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

Executive Employment Arrangements

Employment Arrangements with Joseph Marinucci
Mr. Marinucci is not party to an employment agreement or offer letter with DMS. Pursuant to Mr. Marinucci’s RSU award agreements, unvested portions of his RSU awards accelerate in certain circumstances, as further described below under “—Potential Payments Upon Termination / Change in Control”.

Employment Arrangement with Fernando Borghese
Mr. Borghese is not party to an employment agreement or offer letter with DMS. Pursuant to Mr. Borghese’s RSU award agreements, unvested portions of his RSU awards accelerate in certain circumstances, as further described below under “—Potential Payments Upon Termination / Change in Control”.

Employment Arrangements with Anthony Saldana
Pursuant to the terms of an Offer Letter, dated as of December 22, 2020, as amended (the “Saldana Offer Letter”), by and between the Company and Mr. Saldana, he will receive (1) an annual base salary of $320,000; (2) a pro-rated annual cash incentive bonus based upon criteria established the Company’s Board of Directors; (3) an equity grant subject to the discretion of the Company’s Board of Directors; and (4) standard employee benefits paid by the Company. The Saldana Offer Letter provides for certain severance benefits upon a termination by the Company without “cause” or for “good reason”. In the event of a termination without “cause” or “good reason” by the Company, Mr. Saldana would be entitled to (i) continued payment of his base salary for twelve (12) months and (ii) payment of the Company’s portion of the premium for healthcare continuation coverage under COBRA at the same level of coverage he was entitled to at the time of termination of employment, subject to the timely election of continuation coverage. On January 1, 2022, Mr. Saldana’s annual base salary was increased to $380,000.

Potential Payments Upon Termination / Change in Control

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our Named Executive Officers concerning unexercised stock option awards and unvested RSU awards as of December 31, 2022:

		Options				Stock
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Marinucci	10/28/2020	17,008	34,012	$7.31	10/28/2030	35,000	$23,940	52,008	$23,940
Chief Executive Officer	8/19/2021	172,911	57,637	$7.98	8/19/2031	75,189	$51,429	248,100	$51,429
	4/12/2022	—	—	N/A	N/A	112,306	$76,817	112,306	$76,817

Fernando Borghese	10/28/2020	17,008	34,012	$7.31	10/28/2030	70,000	$47,880	87,008	$47,880
Chief Operating Officer	8/19/2021	172,911	57,637	$7.98	8/19/2031	100,251	$68,572	273,162	$68,572
	4/12/2022	—	—	N/A	N/A	112,306	$76,817	112,306	$76,817

Anthony Saldana	1/14/2021	10,479	20,958	$11.65	1/14/2031	7,010	$4,795	17,489	$4,795
General Counsel, EVP of Legal & Compliance	8/19/2021	34,583	11,527	$7.98	8/19/2031	15,038	$10,286	49,621	$10,286
	4/12/2022	—	—	N/A	N/A	47,376	$32,405	47,376	$32,405
____________________
N/A - Not Applicable.
(1)     The options and RSUs granted in 2022, 2021 and in 2020 vest in four and three equal annual installments, respectively, beginning on the first anniversary of the closing of the Business Combination, subject, in each case, to the executive’s continued employment on each applicable vesting date.
(2)     The dollar values are calculated using a per share stock price of $1.34, the closing price of our common stock reported on NYSE on December 31, 2022.

Non-Employee Director Compensation

In 2022, the following yearly cash compensation applied to our non-employee directors, as established by the Board:

Cash ($)
Annual director retainer	40,000
Lead director annual retainer	20,000
Audit Committee chairman annual retainer	20,000
Compensation Committee chairman annual retainer	15,000
Audit Committee member annual retainer	10,000
Compensation Committee member annual retainer	7,500

On August 4, 2022, the Board approved the grant of an aggregate of 52,545 RSUs to the Company’s non-employee directors under the 2020 Plan. The RSUs will vest on the date of the annual shareholder’s meeting or on the anniversary of the award, whichever occurs first, and the related Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

2022 Director Compensation

The following table lists the compensation paid to our non-employee directors during 2022:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Total ($)
Mary Minnick	85,000	29,813	114,813
Robert Darwent	60,000	29,813	89,813
Lyndon Lea	51,875	29,813	81,688
Robbie Isenberg	47,500	29,813	77,313
James Miller	35,625	29,813	65,438
Maurissa Bell	10,000	—	10,000
____________________
(1)     In addition to serving as a director, Mr. Marinucci serves as our Chief Executive Officer and his compensation is reflected in the Summary Compensation Table. Mr. Borghese serves as our Chief Operating Officer. Messrs. Marinucci and Borghese do not receive any compensation for serving as directors. Accordingly, they are omitted from the table.
(2)     Represents the full grant date fair value of RSUs granted in 2022, calculated in accordance with FASB ASC Topic 718. We value RSUs using the closing market price of our common stock reported on NYSE on the applicable grant date. All RSUs vest on the 2022 annual meeting of stockholders, provided the director remains in continuous service with the Company through such date. For additional valuation assumptions, see Note 13. Employee and Director Incentive Plans in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

Outstanding Equity Awards of Directors at Fiscal Year End

The following table lists the number of outstanding RSU awards held by our non-employee directors as of December 31, 2022. The reported numbers reflect only grants made by the Company and do not include any other shares of our common stock that a director may have acquired on the open market.

Name	Stock Awards (in units)
Mary Minnick	10,509
Robert Darwent	10,509
Lyndon Lea	10,509
Robbie Isenberg	10,509
Maurissa Bell	10,509
James Miller	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of the close of business on April 26, 2023 by:

•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of any class of our common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have or will have as of April 26, 2023, as applicable, sole voting and investment power with respect to the voting securities beneficially owned by them.

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Total Voting Securities
Name and Address of Beneficial Owners(1)	Number of Shares(2)	% of Series(3)	Number of Shares(2)	% of Series(3)	Number of Shares	% of Class(3)	Number of Shares	% of Class(3)	Number of Shares	%(3)
Prism Data, LLC(4)	—	—%	—	—%	18,958,914	47.4%	25,699,464	100.0%	44,658,378	43.9%
Clairvest Group Inc. and affiliates(5)	—	—%	—	—%	18,095,319	45.2%	25,699,464	100.0%	43,794,783	43.0%
Lion Capital (Guernsey) BridgeCo Limited(6)	—	—%	8,646,732	72.6%	7,624,282	19.0%	—	—%	16,271,014	16.0%
Leo Investors Limited Partnership(7)	—	—%	3,416,681	28.7%	3,012,718	7.5%	—	—%	6,429,399	6.3%
3i, LP(8)	6,031,706	25.0%	—	—%	—	—%	—	—%	6,031,706	5.9%
Altium Growth Fund, LP(9)	6,031,706	25.0%	—	—%	—	—%	—	—%	6,031,706	5.9%
Anson Investments Master Fund LP(10)	4,825,365	20.0%	—	—%	—	—%	—	—%	4,825,365	4.7%
Nomis Bay Limited(11)	3,619,024	15.0%	—	—%	—	—%	—	—%	3,619,024	3.6%
BPY Limited(12)	2,412,683	10.0%	—	—%	—	—%	—	—%	2,412,683	2.4%
Anson East Master Fund LP(13)	1,206,341	5.0%	—	—%	—	—%	—	—%	1,206,341	1.2%
Joseph Marinucci(4)	—	—%	2,800,800	23.5%	19,670,070	49.1%	25,699,464	100.0%	48,170,334	66.7%
Lyndon Lea(6)	—	—%	8,646,732	72.6%	7,680,373	19.2%	—	—%	16,327,105	24.8%
Fernando Borghese(14)	—	—%	3,554,764	29.9%	809,565	2.0%	5,731,587	22.3%	10,095,916	15.0%
Luis Ruelas(15)	—	—%	—	—%	342	*	7,007,770	27.3%	7,008,112	10.7%
Matthew Goodman(16)	—	—%	496,027	4.2%	32,838	*	2,579,223	10.0%	3,108,088	4.7%
Mary E. Minnick(17)	—	—%	—	—%	60,800	0.2%	—	—%	60,800	*
Robert Darwent(18)	—	—%	—	—%	39,800	*	—	—%	39,800	*
Anthony Saldana(19)	—	—%	—	—%	53,083	0.1%	—	—%	53,083	*
Robbie Isenberg(5) (20)	—	—%	—	—%	—	—%	—	—%	—	—%
Maurissa Bell(5) (20)	—	—%	—	—%	—	—%	—	—%	—	—%
All DMS’ directors and executive officers as a group (11 individuals)	—	—%	15,498,323	130.2%	28,346,871	70.8%	25,699,464	100.0%	69,544,658	68.3%
____________________
* Less than one tenth of a percent.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o Digital Media Solutions, Inc., 4800 140th Avenue N., Suite 101, Clearwater, FL 33762.
(2)Series A and Series B Preferred shares is presented on as converted into Class A Common Stock basis assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock. Series A and Series B Preferred warrants are presented on a 1:1 converted into Class A Common Stock basis.
(3)Assumes 39,957,187shares of Class A Common Stock and 25,699,464 shares of Class B Common Stock. In addition, for each individual or entity that beneficially owns any warrants to purchase shares of Class A Common Stock, the number of outstanding shares that is assumed for purposes of calculating such individual's or entity’s ownership percentages also includes the number of warrants beneficially owned by such individual or entity but, for the avoidance of doubt, does not include any outstanding warrants that are not beneficially owned by such individual or entity. In particular, (i) the number of outstanding shares used to calculate the ownership percentages of Leo Investors Limited Partnership includes 1,168,886 shares subject to warrants to purchase Class A Common Stock and 11,329 shares of common stock issuable upon conversion of Series B Preferred Stock; (ii) the number of outstanding shares used to calculate the ownership percentages of Prism Data, LLC includes 1,312,720 shares subject to warrants to purchase Class A

Common Stock; (iii) the number of outstanding shares used to calculate the ownership percentages of Clairvest Group Inc. and affiliates includes 819,178 shares subject to warrants to purchase Class A Common Stock; (iv) the number of outstanding shares used to calculate the ownership percentages of Joseph Marinucci includes 1,312,720 shares subject to warrants to purchase Class A Common Stock and 7,500 shares of common stock issuable upon conversion of Series B Preferred Stock ; (v) the number of outstanding shares used to calculate the ownership percentages of Fernando Borghese includes 1,570,657 shares subject to warrants to purchase Class A Common Stock and 10,000 shares of common stock issuable upon conversion of Series B preferred stock; (vi) the number of outstanding shares used to calculate the ownership percentages of Matthew Goodman includes 2,500 shares of common stock issuable upon conversion of Series B Preferred Stock; and (vii) the number of outstanding shares used to calculate the ownership percentages of Lion Capital (Guernsey) Bridgeco Limited includes warrants to purchase 2,958,098 shares of Class A Common Stock and 28,671 shares of common stock issuable upon conversion of Series B Preferred Stock. In addition, for each individual that beneficially owns any restricted stock units vesting with 60 days, the number of outstanding shares that is assumed for purposes of calculating such individual’s or entity’s ownership percentages also includes the number of shares of Class A Common Stock underlying such restricted stock units.
(4)Based on information set forth in Amendment No. 4 to Schedule 13D/A filed with the SEC on March 3, 2023 and the Form 4 filed with the SEC on April 14, 2023. The Schedule 13D/A indicates Prism Data, LLC has shared voting power over the shares of Class A Common Stock and warrants to purchase shares of Class A Common Stock held by Clairvest Group Inc. (as described in footnote (5)) as a result of the Director Nomination Agreement. Joseph Marinucci, as the manager of Prism Data, LLC, is deemed to have beneficial ownership over the interests shown. For Mr. Marinucci, interests shown include 95,062 shares of Class A Common Stock held by Mr. Marinucci and 2,800,800 shares of Class A common stock issuable upon conversion of 7,500 shares of Series B Preferred Stock (assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock). Mr. Marinucci also holds warrants to purchase 1,312,720 shares of Class A Common Stock and 91,649 option shares of Class A Common Stock that Mr. Marinucci can exercise within 60 days. Prism Data’s ownership as presented does not include Mr. Marinucci’s Series B Preferred Stock or the warrants issued in connection therewith as Prism Data did not acquire any shares of Series B Preferred Stock or associated warrants.
(5)Based on information set forth in Amendment No. 1 to the Schedule 13D/A filed with the SEC on October 26, 2020. Interests shown consist of (i) shares of Class A Common Stock held by Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership, (ii) shares of Class B Common Stock acquired held by CEP V-A DMS AIV and (iii) warrants to purchase shares of Class A Common Stock held by CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership and CEP V Co-Investment Limited Partnership. Each of the foregoing limited partnerships has the power to make voting and dispositive decisions with respect to such shares and is an indirect subsidiary of Clairvest Group Inc. Interests shown also consist of the shares of Class B Common Stock held by Prism Data, LLC (as described in footnote (4)) over which Clairvest Group Inc. has shared voting power as a result of the Director Nomination Agreement. Shares also include 21,018 shares of Class A Common Stock that will be issued upon vesting of restricted stock units issued to Ms. Bell and Mr. Isenberg on June 22, 2022. The business address of Clairvest Group Inc. and each of the foregoing limited partnerships is 22 St. Clair Avenue East, Suite 1700, Toronto, Ontario, Canada M4T 2S3.
(6)Interests consist of (i) 1,517,004 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV, L.P.; (ii) 1,724,562 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV-A, L.P.; (iii) 135,065 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV SBS, L.P.; (iv) 1,223,046 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV (USD), L.P.; (v) 2,854,699 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV-A (USD), L.P.; (v) 169,906 shares of Class A Common Stock beneficially owned by Lion Capital Fund IV SBS (USD), L.P.; and (vi) 8,646,732 shares of Class A common stock issuable upon conversion of 28,671 shares of Series B Preferred Stock (assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock) beneficially owned by Lion Capital (Guernsey) BridgeCo Limited, each which entity is managed by Lion Capital IV GP Limited, which is controlled by Lyndon Lea. The interests also include 29,291 shares of Class A common stock held by Mr. Lea and 10,509 shares of Class A Common Stock that will be issued upon vesting of restricted stock units on June 22, 2022. Lion Capital also holds warrants to purchase 2,958,098 shares of Class A Common Stock. The business address of Lyndon Lea and each such entity is 21 Grosvenor Place, London, SW1X 7HF.
(7)Based on information set forth in Amendment No. 1 to the Schedule 13G/A filed with the SEC on February 16, 2021. The Schedule 13G/A indicates 3,012,718 shares of Class A Common Stock, warrants to purchase 1,168,886 shares of Class A Common Stock. In addition, 11,329 shares of Series B Preferred Stock (assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock) are owned by Leo Investors Limited Partnership. Leo Investors Limited Partnership is controlled by its general partner, Leo Investors General Partner Limited, which is governed by a three member board of directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of the Company’s sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Company’s sponsor. Based on the foregoing analysis, no individual director of the general partner of Leo Investors Limited Partnership exercises voting or dispositive control over any of the securities held by Leo Investors Limited Partnership, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Leo Investors Limited Partnership is 21 Grosvenor Place, London, SW1X 7HF.
(8)Includes 2,063,492 shares subject to warrants to purchase Class A Common Stock. The business address of 3i, LP is 2 Wooster St., New York NY 10013-2258.
(9)Includes 2,063,492 shares subject to warrants to purchase Class A Common Stock. The business address of Altium Growth Fund, LP is 152 W 57TH ST FL 20, New York, NY 10019-3310.
(10)Includes 1,650,794 shares subject to warrants to purchase Class A Common Stock. The business address of Anson Investments Master Fund LP is 155 University Avenue, Suite 207, Toronto, ON M5H 3B7 Canada.
(11)Includes 1,238,095 shares subject to warrants to purchase Class A Common Stock. The business address of Noomis Bay Limited is 400-145 Adelaide St W, West Toronto, Toronto, ON M5H 4E5 Canada.
(12)Includes 825,397 shares subject to warrants to purchase Class A Common Stock. The business address of BPY Limited is 400-145 Adelaide St W, West Toronto, Toronto, ON M5H 4E5 Canada.
(13)Includes 412,698 shares subject to warrants to purchase Class A Common Stock. The business address of Anson East Master Fund LP is 155 University Avenue, Suite 207, Toronto, ON M5H 3B7 Canada.
(14)Class A interests shown include 95,062 shares of Class A Common Stock held by Mr. Borghese, (b) 91,649 options shares of Class A Common Stock that Mr. Borghese can exercise within 60 days and (c) 3,554,764 shares of Class A common stock issuable upon conversion of 10,000 shares of Series B Preferred Stock (assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock). Class B interests shown are based on such individual’s ownership interests in Prism Data, LLC. Mr. Borghese also holds warrants to purchase 1,570,657 shares of Class A Common Stock.
(15)Includes 342 shares of Class A Common Stock held by Mr. Ruelas. Class B Interests shown are based on such individual’s ownership interests in Prism Data, LLC.
(16)Includes (a) 25,006 shares of Class A Common Stock held by Mr. Goodman, (b) 7,832 option shares of Class A Common Stock that Mr. Goodman can exercise within 60 days and (c) 496,027 shares of Class A common stock issuable upon conversion of 2,500 shares of Series B Preferred Stock (assuming a stated value of $111.11 per share and a conversion price of $0.56 per share into Class A common stock). Class B Interests shown are based on such individual’s ownership interests in Prism Data, LLC. Mr. Goodman also holds warrants to purchase 257,937 shares of Class A Common Stock.

(17)Shares also include 10,509 shares of Class A Common Stock that will be issued upon vesting of restricted stock units on June 22, 2022.
(18)Includes (a) 29,291 shares of Class A common stock held by Mr. Darwent and (b) 10,509 shares of Class A Common Stock that will be issued upon vesting of restricted stock units on June 22, 2022. Does not include any shares indirectly owned by this individual as a result of his partnership interest in Leo Investors Limited Partnership or its affiliates. The business address of Mr. Darwent is 21 Grosvernor Place, London, SWIX 7HF.
(19)Class A interests shown include (a) 20,598 shares of Class A Common Stock held by Mr. Saldana, and (b) 32,485 options shares of Class A Common Stock that Mr. Saldana can exercise within 60 days.
(20)Does not include, and such director disclaims any beneficial ownership of 10,509 shares of Class A Common Stock to be issued upon vesting of restricted stock units on June 22, 2022, that were issued to such director, in each case, and that revert to Clairvest upon vesting and are included in Clairvest totals above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders - 2020 Omnibus Incentive Plan	3,345,000	$8.13	8,255,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,345,000	$8.13	8,255,000
____________________
(1)    The weighted-average exercise price does not reflect the shares that will be issued in connection with the vesting of RSUs as RSUs have no exercise price.

For further information, see Note13. Employee and Director Incentive Plans in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2022, we did not engage in any transactions with our directors and executive officers, nor are any such transactions currently proposed, in which a related person had or will have a direct or indirect material interest, except as set forth below.

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

Tax Receivable Agreement

Since the year ended December 31, 2021, the Company maintains a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450 - Contingencies since a valuation allowance has been recorded against the related DTA. The remaining short-term Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs. For further details, see Note 14. Income Taxes in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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

Private Placement of Convertible Preferred Stock and Warrants

On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.2 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million.

The Series B Preferred Stock and Warrants was issued to the following related parties:

	Series B Preferred Shares		Series B Preferred Warrants
Name	Number of Shares	% of Series	Number of Warrants	% of Warrants in Series
Lion Capital (Guernsey) BridgeCo Limited	28,671	47.8%	2,958,098	47.8%
Leo Investors Limited Partnership	11,329	18.9%	1,168,886	18.9%
Fernando Borghese	10,000	16.7%	1,031,746	16.7%
Joseph Marinucci	7,500	12.5%	773,809	12.5%
Matthew Goodman	2,500	4.2%	257,937	4.2%
Total outstanding shares as of April 26, 2023	60,000	100%	6,190,476	100%

The Company is required to redeem one-tenth of the number of shares of each series of Preferred Stock on a pro rata basis among all of the holders of each series commencing on the earlier of (i) the three-month anniversary of the closing of the Preferred Offering and on each successive monthly anniversary date thereafter and (ii) the date a registration statement relating to the underlying shares of Common Stock is declared effective and on each successive monthly anniversary date thereafter. The form of such redemptions is at the option of the Company and may be (i) in cash at 104% of the stated value of the Preferred Stock, plus accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in shares of Common Stock or (iii) a combination thereof.

The Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a fixed conversion price of $0.56 (the “Conversion Price”), which Conversion Price is subject to adjustment but not below a price of $0.484. In addition, at any time at the option of the holder, the Preferred Stock may be converted into shares of common stock at a conversion price at the lower of (i) 90% of the arithmetic average of the three lowest volume-weight average prices (“VWAPs”) during the 20 trading days before a conversion notice is delivered and (ii) 90% of the VWAP of the trading day before a notice of conversion is delivered (the “Alternate Conversion Price”).

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

Proceeds were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 8. Debt in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022) and consummate the ClickDealer acquisition.

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

Under NYSE standards, our Board has determined that Mses. Minnick and Bell and Messrs. Isenberg, Lea and Darwent are independent. Messrs. Marinucci and Borghese are not independent because they are executive officers of the Company.

Item 14. Principal Accountant Fees and Services.

Fees Paid Independent Registered Public Accounting Firms

As reported on the Company's Current Report on Form 8-K filed on August 19, 2022:

On August 16, 2022, following a competitive selection process, the Company’s Audit Committee approved the engagement of Grant Thornton LLP (“GT”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. Effective on that same date, the Company dismissed Ernst & Young (“EY”) from that role.

During the fiscal years ended December 31, 2021 and December 31, 2020, and the subsequent interim periods ended March 31, 2022 and June 30, 2022g of this Form 8-K, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to EY’s satisfaction, would have caused EY to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) except for the matters referenced below, no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K:
•As disclosed in our Annual Report on Form 10-K (and our Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to material weaknesses pertaining to us not maintaining an effective control environment resulting from a financial statement close process that was not sufficient to ensure our financial reporting requirements under U.S. GAAP were met and not maintaining sufficient accounting policies and appropriate contemporaneous documentation of our accounting analyses and conclusions over certain routine and non-routine transactions (including appropriate accounting and classification of our financial instruments and key agreements in light of the restatement discussed in the Form 10-K/A pertaining to our private placement warrants).
•As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to material weaknesses relating to our controls around revenue and accounts receivable policies and procedures.

During the fiscal years ended December 31, 2021 and December 31, 2020, and the subsequent interim periods ended March 31, 2022 and June 30, 2022, neither the Company, nor any party on behalf of the Company, consulted with GT with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by GT that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Audit Fees(1)	$1,030	$2,536
Audit Related Fees(2)	—	153
Tax Fees(3)	—	625
All Other Fees(4)	—	87
Total	$1,030	$3,401
____________________
(1)     Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings.
(2)     Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)     Tax fees consist of fees billed for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.
(4)     Other fees consist of fees billed for advisory services that are not included in the above categories.

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

PART IV
Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this Amendment:

(b) Exhibits

Exhibits are listed in the exhibit index below.

Exhibit Index

Exhibit Number	Description
31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.3*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.4*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial information for the period ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
* Documents filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Digital Media Solutions, Inc.

Date: May 1, 2023	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)