Form 10-Q
period 2023-03-31
Digital Media Solutions, Inc.
filed 2023-05-15
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2023, 40,041,025 shares of the registrant’s Class A common stock; 25,699,464 of the registrant’s Class B common stock, par value $0.0001 per share; and 28,443,522 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

2

Digital Media Solutions, Inc.

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1955. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its and ClickDealer’s future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) DMS’s ability to attain the expected financial benefits from the ClickDealer transaction; (2) any impacts to the ClickDealer business from our acquisition thereof, (3) the COVID-19 pandemic or other public health crises; (4) management of our international expansion as a result of the ClickDealer acquisition; (5) changes in client demand for our services and our ability to adapt to such changes; (6) the entry of new competitors in the market; (7) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (8) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets; (9) the performance of DMS’s technology infrastructure; (10) the ability to protect DMS’s intellectual property rights; (11) the ability to successfully source, complete and integrate acquisitions; (12) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including any integration of the ClickDealer business; (13)
3

changes in applicable laws or regulations and the ability to maintain compliance; (14) our substantial levels of indebtedness; (15) volatility in the trading price on the NYSE of our common stock and warrants; (16) fluctuations in value of our private placement warrants; and (17) other risks and uncertainties indicated from time to time in DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on April 5, 2023 (“2022 Form 10-K/A”) and its subsequent filings with the SEC.

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

4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,066	$48,839
Accounts receivable, net of allowances of $4,785 and $4,656, respectively	56,369	48,109
Prepaid and other current assets	4,177	3,296
Income tax receivable	2,536	1,966
Total current assets	83,148	102,210
Property and equipment, net	16,719	17,702
Operating lease right-of-use assets, net	1,943	2,187
Goodwill	83,445	77,238
Intangible assets, net	52,829	27,519
Other assets	723	765
Total assets	$238,807	$227,621
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$45,598	$39,908
Accrued expenses and other current liabilities	12,188	7,101
Current portion of long-term debt	2,250	2,250
Tax Receivable Agreement liability	164	164
Operating lease liabilities - current	2,175	2,175
Contingent consideration payable - current	1,466	1,453
Total current liabilities	63,841	53,051
Long-term debt	254,358	254,573
Deferred tax liabilities	1,662	1,112
Operating lease liabilities - non-current	1,734	2,232
Warrant liabilities	13,031	600
Contingent consideration payable - non-current	2,457	—
Total liabilities	337,083	311,568
Preferred stock, $0.0001 par value, 100,000 shares authorized; 80 Series A and 60 Series B convertible redeemable issued and outstanding, respectively	4,993	—
Stockholders' deficit:
Class A common stock, $0.0001 par value, 500,000 shares authorized; 39,957 issued and outstanding at March 31, 2023	4	4
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and outstanding at March 31, 2023	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at March 31, 2023	—	—
Additional paid-in capital	(16,614)	(14,054)
Treasury stock, at cost, 138 and 0 shares, respectively	(181)	(181)
Cumulative deficit	(45,494)	(32,896)
Total stockholders' deficit	(62,282)	(47,124)
Non-controlling interest	(40,987)	(36,823)
Total deficit	(103,269)	(83,947)
Total liabilities, preferred stock and stockholders' deficit	$238,807	$227,621

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Net revenue	$90,313	$109,110
Cost of revenue (exclusive of depreciation and amortization)	68,042	77,834
Salaries and related costs	12,226	13,705
General and administrative expenses	12,856	11,107
Depreciation and amortization	5,082	7,060
Acquisition costs	2,345	13
Change in fair value of contingent consideration liabilities	13	2,591
Loss from operations	(10,251)	(3,200)
Interest expense	6,699	3,687
Change in fair value of warrant liabilities	3,764	(1,840)
Net loss before income taxes	(20,714)	(5,047)
Income tax (benefit) expense	(13)	310
Net loss	(20,701)	(5,357)
Net loss attributable to non-controlling interest	(8,103)	(2,223)
Net loss attributable to Digital Media Solutions, Inc.	$(12,598)	$(3,134)

Weighted-average shares outstanding - basic and diluted	39,957	35,576
Loss per share attributable to Digital Media Solutions, Inc.:
Basic and diluted - per common shares	$(0.32)	$(0.09)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	39,957	$4	25,699	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
Net loss	—	—	—	—	—	—	—	—	(12,598)	(12,598)	(8,103)	(20,701)
Stock-based compensation	—	—	—	—	—	—	1,379	—	—	1,379	—	1,379
Series A convertible redeemable preferred stock	80	2,853	—	—	—	—	—	—	—	—	—	—
Series B convertible redeemable preferred stock	60	2,140	—	—	—	—	—	—	—	—	—	—
Impact of transactions affecting non-controlling interest (2)	—	—	—	—	—	—	(3,939)	—	—	(3,939)	3,939	—
Balance, March 31, 2023	140	$4,993	39,957	$4	25,699	$3	$(16,614)	$(181)	$(45,494)	$(62,282)	$(40,987)	$(103,269)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$(47,818)
Net (loss) income	—	—	—	—	—	(3,134)	(3,134)	(2,223)	(5,357)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,942	—	1,942	—	1,942
Shares issued under the 2020 Omnibus Incentive Plan	15	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	(573)	(573)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(457)	—	(457)	457	—
Balance, Balance, March 31, 2022	36,394	$3	25,699	$3	$(23,754)	$(4,078)	$(27,826)	$(23,980)	$(51,806)
____________________
(1)On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 154 thousand shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2)Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of March 31, 2022, $10 thousand of these distributions have not been paid.
(3)The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(20,701)	$(5,357)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for credit losses	563	532
Depreciation and amortization	5,082	7,060
Amortization of right-of-use assets	242	—
Lease restructuring charges	—	(126)
Stock-based compensation, net of amounts capitalized	1,258	1,842
Amortization of debt issuance costs	390	453
Deferred income tax provision (benefit), net	550	(392)
Change in fair value of contingent consideration	13	2,591
Change in fair value of warrant liabilities	3,764	(1,840)
Loss from preferred warrants issuance	553	—
Change in income tax receivable and payable	(570)	732
Change in accounts receivable	(1,371)	(7,368)
Change in prepaid expenses and other current assets	(657)	1,150
Change in accounts payable and accrued expenses	6,638	(1,263)
Change in operating lease liabilities	(537)	—
Change in other liabilities	—	38
Net cash used in operating activities	(4,783)	(1,948)
Cash flows from investing activities
Additions to property and equipment	(1,215)	(1,617)
Acquisition of business, net of cash acquired	(35,320)	—
Net cash used in investing activities	(36,535)	(1,617)
Cash flows from financing activities
Payments of long-term debt and notes payable	(562)	(563)
Proceeds from preferred shares and warrants issuance, net	13,107	—
Distributions to non-controlling interest holders	—	(563)
Net cash provided by (used in) financing activities	12,545	(1,126)
Net change in cash and cash equivalents	(28,773)	(4,691)
Cash and cash equivalents, beginning of period	48,839	26,394
Cash and cash equivalents, end of period	$20,066	$21,703

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$6,349	$3,218
Income taxes	7	—
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$2,457	$2,591
Stock-based compensation capitalized in property and equipment	121	100
Capital expenditures included in accounts payable	176	216

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

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo Holdings Corp. (“Leo”) pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 60.9% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 39.1% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2022 Form 10-K/A.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of March 31, 2023, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 39.1% and as of December 31, 2022 it was 39.1%.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of preferred warrants, private placement warrants, the allowance for credit losses, stock-based compensation, fair value of intangibles acquired in business combinations, loss contingencies, contingent consideration liabilities, asset impairments, and deferred taxes and amounts associated with the Tax Receivable Agreement.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in our 2022 Form 10-K/A except those related to the accounting and valuation of preferred stock and warrants. See Note 8. Fair Value Measurements and Note 9. Equity.

New Accounting Standards

Accounting Standards Recently Adopted
In June 2016, the FASB issued authoritative guidance ASC 326 Financial Instruments - Credit Losses, regarding the impairment model known as the current expected credit loss (“CECL”) model on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a CECL model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2023, which was not material to the consolidated financial statements for the three months ended March 31, 2023.

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

As of March 31, 2023, there were no new accounting standards that would need to be disclosed.

Note 2. Revenue

Disaggregation of Revenue
The following tables present the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended March 31, 2023
	Brand Direct (1)	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$54,020	$37,288	$—	$(4,714)	$86,594
Managed services	1,383	—	753	—	2,136
Software services	—	—	1,583	—	1,583
Total Net revenue	$55,403	$37,288	$2,336	$(4,714)	$90,313
____________________
(1)ClickDealer net revenue for the one day between March 30, 2023 and March 31, 2023 was considered immaterial; therefore it is excluded from the Company’s consolidated statement of operation for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$59,619	$58,806	$—	$(13,260)	$105,165
Managed services	1,609	—	1,510	—	3,119
Software services	—	—	826	—	826
Total Net revenue	$61,228	$58,806	$2,336	$(13,260)	$109,110

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its Allowance for credit losses monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The activity in the Allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$4,656	$4,930
Additions charged to costs and expenses	483	529
Deductions/write-offs	398	—
ASU 2016-13 (Topic 326) adjustment	44	—
Balance, end of period	$4,785	$5,459

Contract Balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue on the unaudited consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the balance of deferred revenue was $0.5 million and $1.0 million, respectively, and is recorded within “Accrued expenses and other current liabilities” on the unaudited consolidated balance sheets. We expect the majority of the deferred revenue balance at March 31, 2023 to be recognized as revenue during the following quarter.

For the three months ended March 31, 2023 and 2022, one customer accounted for approximately 16.6% and 18.1%, respectively, of our total revenues.

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

The following tables are a reconciliation of the operations of our segments to loss from operations (in thousands):

	Three Months Ended March 31,
	2023 (1)	2022
Net revenue	$90,313	$109,110
Brand Direct	55,403	61,228
Marketplace	37,288	58,806
Technology Solutions	2,336	2,336
Intercompany eliminations	(4,714)	(13,260)
Cost of revenue (exclusive of depreciation and amortization)	68,042	77,834
Brand Direct	42,816	48,448
Marketplace	29,338	42,380
Technology Solutions	602	266
Intercompany eliminations	(4,714)	(13,260)
Gross profit (exclusive of depreciation and amortization)	22,271	31,276
Brand Direct	12,587	12,780
Marketplace	7,950	16,426
Technology Solutions	1,734	2,070
Salaries and related costs	12,226	13,705
General and administrative expenses	12,856	11,107
Depreciation and amortization	5,082	7,060
Acquisition costs	2,345	13
Change in fair value of contingent consideration liabilities	13	2,591
Loss from operations	$(10,251)	$(3,200)
____________________
(1)ClickDealer’s net revenue, cost of revenue and operating expenses for the one day between March 30, 2023 and March 31, 2023 were considered immaterial; therefore it is excluded from the Company’s consolidated statement of operation for the three months ended March 31, 2023.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2022	$18,321	$54,554	$4,363	$77,238
Additions (Note 5)	—	—	6,207	6,207
Balance, March 31, 2023	$18,321	$54,554	$10,570	$83,445

The carrying amount of Goodwill for all reporting units had no accumulated impairments as of March 31, 2023 and December 31, 2022.

Intangible assets, net

Finite-lived Intangible assets, net consisted of the following (in thousands):

		March 31, 2023				December 31, 2022
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$59,326	$(5,933)	$(40,865)	$12,528	$54,316	$(5,933)	$(39,411)	$8,972
Customer relationships	4 to 15	69,823	(12,387)	(22,424)	35,012	49,423	(12,387)	(21,205)	15,831
Brand	1 to 7	15,009	(3,250)	(6,493)	5,266	12,169	(3,250)	(6,233)	2,686
Non-competition agreements	1	1,898	—	(1,875)	23	1,898	—	(1,868)	30
Total		$146,056	$(21,570)	$(71,657)	$52,829	$117,806	$(21,570)	$(68,717)	$27,519

The weighted average amortization period for intangible assets is 8 years in total, and by category is 6 years for technology, 10 years for customer relationships, 6 years for brand, 3 years for non-competition agreements.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$9,239	$10,789	$6,264	$5,574	$4,401	$16,562

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $2.9 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.

Impairment analysis
Related to goodwill impairment, the Company considered if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount noting none in the three months ended March 31, 2023 and 2022, respectively. Related to intangibles impairment, the Company noted no triggering events in the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, respectively, there was no impairment to intangible assets.

Note 5. Acquisitions

ClickDealer
On March 30, 2023, the Company completed a transaction to acquire the HomeQuote.io home services marketplace from Customer Direct Group, along with the supporting media and technology assets of the ClickDealer international ad network, ("ClickDealer"). ClickDealer’s international performance ad network and the HomeQuote.io marketplace connects consumers with brands within the home improvement and related home services sector.

The Company paid cash consideration of $35.0 million upon closing of the transaction. The transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain revenue and net margin based milestones in two subsequent one-year measurement periods, payable in cash or in Class A Common Stock at the election of the Company. The Estimated Net Working Capital adjustment upon closing was $0.32 million.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. All recognized assets and liabilities are preliminary, including any foreign jurisdiction taxation, if any, and except for the contingent consideration.

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

As of March 30, 2023, the acquisition date, the fair value of the intangibles, contingent consideration liability and working capital accounts are as follows (in thousands):

ClickDealer	Acquisition Date Fair Value
Goodwill	$6,207
Intangible Assets:
Technology	$5,010
Customer relationships	$20,400
Brand	$2,840

Contingent consideration liability	$2,457

Working capital accounts	$3,320

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to Goodwill. The results of operations of the acquired business have been excluded in the Company’s results of operations since the acquisition date of March 30, 2023, as they were immaterial. Under ASC 805, an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. Fair value of the ClickDealer and Homequote.io brands was determined using the Income Approach and Relief from Royalty Method, fair value of the technology was determined using the Relief from Royalty Method, and fair value of customer relationships was determined using the Multi Period Excess Earnings Method.

The Goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of ClickDealer and will be included in the Brand Direct reportable segment. The goodwill expected to be deductible for tax purposes is being evaluated. Intangible assets primarily consist of brand, technology and customer relationships with an estimated useful life of five years for brand, seven years for technology and fifteen years for customer relationships.

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 1.6 million Class A Common Stock valued at $20.0 million. The transaction also included up to $10.0 million in contingent consideration, and a $5.0 million deferred payment, to be paid 18 months after the acquisition date. Accounting for the acquisition was completed on March 31, 2022. The Company paid the contingent consideration on July 1, 2022 in the form of 2.99 million unregistered shares of Class A Common Stock, priced at $3.3455, the average closing price of the Class A common stock during the twenty trading-day period ended March 31, 2022. The $5.0 million deferred consideration became due on October 1, 2022, which the Company paid on October 4, 2022.

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

The Company paid consideration of $20.0 million upon closing of the transaction, consisting of $5.0 million in cash and approximately 1.29 million shares of Class A Common Stock valued at $15.0 million. The transaction also included up to $15.0 million in contingent consideration to be earned over the three years following the acquisition, subject to the achievement of certain milestones. The contingent consideration can be paid in cash or Class A Common Stock at the election of the Company. Accounting for the acquisition was completed on March 31, 2022.

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and will become payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The contingent consideration for the Aimtell / PushPros acquisition will finalize on December 31, 2023, the end of the earnout period.

Acquisitions’ Fair Value Measurement and Pro Forma Information

The acquisition date fair value of assets acquired and liabilities assumed from the AAP, Crisp Results and Traverse acquisitions consist of the following (in thousands):

	Expected Useful Life	AAP	Crisp Results	Traverse	ClickDealer
		2021	2021	2022	2023
Cash		$—	$—	$232	$—
Goodwill		9,761	21,894	735	6,207
Technology	4 to 7	3,900	—	2,470	5,010
Customer relationships	4 to 15	7,690	19,600	50	20,400
Accounts receivable		3,100	2,610	276	7,452
Brand	1 to 7	208	7,400	60	2,840
Non-competitive agreements	1 to 3	83	—	—	—
Property and equipment	3 to 5	250	220	—	—
Accounts payable		(2,887)	(1,593)	(232)	(4,357)
Other assets acquired and liabilities assumed, net (1)		740	1	7	225
Net assets and liabilities acquired		$22,845	$50,132	$3,598	$37,777
____________________
(1)Other assets acquired and liabilities assumed, net includes prepaids and other current assets, partially offset by other current liabilities (e.g., Travel and expense payables, payroll liabilities, tax liabilities, and transition services payable).

The weighted average amortization period for AAP acquisition technology is 4 years, customer relationships is 4.1 years, brand is 2.1 years and non-compete agreements is 3 years. The weighted average amortization period for Crisp Results acquisition customer relationships is 6 years, and brand is 7 years. The weighted average amortization period for Traverse acquisition technology is 5 years, customer relationships is 5 years, brand is 3 years and non-compete agreements is 1 year. The weighted average amortization period for ClickDealer acquisition technology is 7 years, customer relationships is 15 years and brand is 5 years. In total, the weighted average amortization period for AAP is 4 years, Crisp Results is 5.6 years, Traverse is 5 years and ClickDealer is 13 years.

The following schedule represents the amounts of net revenue and net loss from operations related to Traverse, AAP and Crisp Results acquisitions which have been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

Three Months Ended March 31, 2023 (1)
Traverse
Net revenue	$824
Net income from operations	$220
____________________
(1)ClickDealer net revenue and net income from operations for the one day between March 30, 2023 and March 31, 2023 were considered immaterial; therefore it is excluded from the Company’s consolidated statement of operation for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
	AAP	Crisp Results
Net revenue	$4,073	$8,238
Net income (loss) from operations	$(731)	$839

Pro Forma Information
The following pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates (in thousands):

	Three Months Ended March 31, 2023
	(unaudited)
	DMS	ClickDealer	Pro Forma
Net revenue	$90,313	$19,865	$110,178
Net income (loss) from operations	$(10,251)	$1,704	$(8,547)

	Three Months Ended March 31, 2022
	(unaudited)
	DMS	ClickDealer	Traverse	Pro Forma
Net revenue	$109,110	$18,550	$722	$128,382
Net income from operations	$(3,200)	$1,580	$17	$(1,603)

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

Note 6. Debt

The following table presents the components of outstanding debt (in thousands):

	March 31, 2023	December 31, 2022
Term loan	$221,063	$221,625
Revolving credit facility	40,000	40,000
Total debt	261,063	261,625
Less: Unamortized debt issuance costs (1)	(4,455)	(4,802)
Debt, net	256,608	256,823
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$254,358	$254,573
____________________
(1)Includes net debt issuance discount and other costs.

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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three months ended March 31, 2023, the effective interest rate was 10.36%.

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

Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. The Company drew $5.0 million and $35.0 million on October 4, 2022 and December 29, 2022, respectively. For the three months ended March 31, 2023, the effective interest rate was 8.33%.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of March 31, 2023, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $2.7 million and $1.7 million, respectively. As of December 31, 2022, the Term Loan debt discount and debt issuance cost included in the carrying value of the debt had a remaining unamortized balance of $3.7 million and $2.4 million, respectively. At March 31, 2023 and December 31, 2022, the unamortized debt issuance cost of $0.5 million and $0.8 million, respectively, associated with the Revolving Facility is classified and amortized as Other assets within the consolidated balance sheets.

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended March 31, 2023, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of March 31, 2023, the Company was in material compliance with all financial covenants.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at March 31, 2023 (in thousands):

2023	$1,688
2024	2,250
2025	2,250
2026	254,875
Total debt	$261,063

Note 7. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of March 31, 2023 (in thousands):

Lease Amounts
2023	$1,638
2024	1,851
2025	546
Total	4,035
Less: Imputed interest	(126)
Present value of operating lease liabilities	$3,909

As of March 31, 2023, the operating lease weighted average remaining lease term is 1.9 years and the operating lease weighted average remaining discount rate is 3.74%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

Category	Statement of Operations Location	March 31, 2023
Operating lease costs	General and administrative expenses	$284
Short-term lease costs	General and administrative expenses	153
Sub-lease income	General and administrative expenses	(179)
Total lease costs, net		$258

The rental expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively. As of March 31, 2023 the cash paid for amounts included in the measurement of operating leases was $0.5 million. As part of the Company’s restructuring costs reduction plan, the Company subleased a certain portion of its leased office space. Income from the sublease was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which is included within General and administrative expenses in the consolidated statements of operations.

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

Series A and Series B Preferred Warrants
On March 29, 2023, the Company completed a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with Series A Preferred stock, “Preferred Warrants”) for an aggregate purchase price of $14.0 million, including $6.0 million of related party participation. The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Class A Common Stock.

The Preferred Warrants are exercisable for shares of the Company’s Class A Common Stock at any time at the option of the holder and expire five years from the date of issuance. The Preferred Warrants are exercisable on a cashless basis or for cash at an exercise price of $0.6453 per share of Class A Common Stock. The exercise price of the Preferred Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subdivisions, combinations, reclassifications, or similar events affecting the Company’s Common Stock. The Preferred Warrants contain a put feature providing the right to the holder for a net cash settlement in the event of a fundamental transaction, which is defined as instances where the Company (i) effects any merger or consolidation of the Company, (ii) effects any sale, lease, license, assignment, transfer, conveyance, or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) completes any purchase offer, tender offer, or exchange offer that has been accepted by the holders of at least 50% of the outstanding Class A Common Stock, (iv) effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash or property, or (v) consummates a stock or share purchase agreement or other business combination in which more than 50% of the outstanding shares of Class A Common Stock is acquired. Under such a fundamental transaction, the holder can require the Company to purchase any unexercised warrant shares at the pro-rata share of the sales price or calculated value less the exercise price of the Warrant share.

Due to the tender offer provision, the Preferred Warrants are classified as a derivative liability measured at fair value, with changes in fair value reported each period in earnings. The fair value of the warrant is estimated using the Black-Scholes pricing model. The fair value of the Preferred Warrants of approximately $8.7 million was estimated at the date of issuance using the following weighted average assumptions. Transaction costs incurred attributable to the issuance of the Preferred Warrants were part of the preferred shares issuance costs that were 0.9 million.

During the three months ended March 31, 2023, the Company recorded a loss of approximately $4.0 million related to the change in fair value of the warrant liability. The fair value of the Preferred Warrants of approximately $12.7 million was estimated at March 31, 2023.

The fair value of the derivative Preferred Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. The change in the value of the derivative Preferred Warrants are shown in the accompanying consolidated statements of operations as “Change in fair value of derivative liabilities”.

The significant assumptions were as follows:

	March 29, 2023	March 31, 2023
	(Issuance Date)	(Fair Value)
Preferred Warrants Fair Value Per Share	$0.60	$0.88
Preferred Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$0.80	$1.12
Remaining contractual term in years	5.00	5.00
Estimated volatility	90.0%	90.0%
Dividend yield	0.0%	0.0%
Risk free interest rate	3.64%	3.57%

Private Placement Warrants
Each Company Private Placement Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

The Company may call the Company Private Placement Warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; and (4) only if the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Company Private Placement Warrants for redemption, management will have the option to require all holders that wish to exercise the Company Public Warrants to do so on a “cashless basis.”

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

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheet as of March 31, 2023 and 2022, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of March 31, 2023, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

March 31, 2023
Private Placement Warrants Fair Value Per Share	$0.08
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.12
Remaining contractual term in years	2.29
Estimated volatility	90.0%
Dividend yield	0.0%
Risk free interest rate	3.95%

Contingent consideration payable related to acquisitions
The fair value of the contingent considerations payable for the AAP, Traverse and ClickDealer acquisitions (described in Note 5. Acquisitions) were determined using a Monte Carlo fair value analysis and a scenario-based methodology, respectively, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under “Change in fair value of contingent consideration liabilities” on the consolidated statements of operations.

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock.(See Note 5. Acquisitions).

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and will become payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. (See Note 5. Acquisitions).

The following table presents the contingent consideration assumptions.

Aimtell / PushPros
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	10.50%
Risk free / Credit risk	12.00%
Days gap from period end to payment	90

Traverse
CYE2023 Earnout Successful Probability	95.0%
Risk free / Credit risk	12.00%
Days gap from period end to payment	90

ClickDealer
Revenue Volatility	50%
Iteration (actual)	100,000
Risk Adjustment Discount Rate	24.75%
Risk free / Credit risk	12.00%
Days gap from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		March 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$320	$320
Preferred warrants - Series A preferred stock	Warrant liabilities	—	—	8,997	8,997
Preferred warrants - Series B preferred stock	Warrant liabilities	—	—	3,714	3,714
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	466	466
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	2,457	2,457
Total		$—	$—	$16,954	$16,954

		March 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$2,120	$2,120
Contingent consideration - Crisp Results	Contingent consideration payable - current	—	—	10,000	10,000
Contingent consideration - Aramis	Contingent consideration payable - non-current	—	—	917	917
Contingent consideration - Aimtell/PushPros	Contingent consideration payable - non-current	—	—	113	113
Total		$—	$—	$13,150	$13,150

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Series A and B Preferred Warrants	Contingent Consideration
Balance, January 1, 2023	$600	$—	$1,453
Additions	—	8,667	2,457
Changes in fair value	(280)	4,044	13
Balance, March 31, 2023	$320	$12,711	3,923

	Private Placement Warrants	Contingent Consideration
Balance, January 1, 2022	$3,960	$8,439
Changes in fair value	(1,840)	2,591
Balance, March 31, 2022	$2,120	$11,030

Note 9. Equity

Preferred Stock

The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series, and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. The issuance of Preferred Stock of the Company could have the effect of decreasing the trading price of Company Common Stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Company Common Stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.

The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board.

March 2023 Offering

On March 29, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold (i) 80,000 shares of Series A Preferred Stock accompanied with warrants to purchase 8,253,968 Class A Common Stock (“Series A Warrant”) and (ii) 60,000 shares of Series B Preferred Stock accompanied with warrants to purchase 6,190,476 shares of Class A Common Stock (“Series B Warrants”). One share of Series A Preferred Stock with the accompanying warrants (“Series A Unit”) and one share of Series B Preferred Stock with the accompanying warrants (“Series B Unit”) were sold at $100 per unit.

Although the Preferred Stock are mandatorily redeemable, the Preferred Stock have a substantive conversion feature; and therefore, are not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. However, as the Preferred Stock are mandatorily redeemable, redeemable in certain circumstances at the option of the holder, and redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Preferred Stock as mezzanine equity in the consolidated balance sheets. The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. The fair value of the preferred stock at issuance was recognized using the discount method, which accounts for the

11% discount of the stated value and a pro-rata allocation of the proceeds between the preferred shares and the warrants, less a pro-rata amount of the transaction costs.

Dividend Rights
The holders are entitled to cumulative dividends at a 4.0% rate, which is accrued and compound annually whether or not declared. These dividends are payable in cash or Class A Common Stock upon conversion or redemption of the underlying preferred stock.

Additionally, the holders are also entitled to participate in dividends declared or paid on Class A Common Stock on an as-converted basis.

Conversion Rights
Each holder has the right, at its option, to convert its Preferred Stock into Class A Common Stock at either, at the option of the holder, (1) the Conversion Price, which is equal to $0.56 per share or (2) the Alternate Conversion Price, which is equal to the lesser of (i) 90% of the arithmetic average of the three lowest daily VWAPs (as defined in the Securities Purchase Agreement) of the 20 trading days prior to the applicable conversion date or (ii) 90% of the VWAP of the trading day prior to the applicable conversion date. Both the Conversion Price and the Alternate Conversion Price are subject to a floor price of $0.484 (“Floor Price”). However, for the Series A Preferred Stock only, if redemption of the Series A Preferred Stock is accelerated by either the Company or the holder (see the Accelerated Redemption provisions defined below), (i) any cash payment required to be made is not made, and (ii) the existing investors have defaulted under their obligations to purchase the Series A pursuant to the terms of a side letter, then the Floor Price shall be $0.161.

The Conversion Price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, subdivisions, combinations, recapitalization, or similar events, and subject to price-based adjustment in the event of any issuances of Class A Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Additionally, the Conversion Price is subject to adjustment for any increase or decrease to the exercise price or conversion price to any outstanding options or convertible securities the Company has issued.

Pursuant to the terms of the Securities Purchase Agreement, unless and until approval of our stockholders is obtained as contemplated by NYSE listing rules, the holders may not convert shares of Series A Preferred Stock into shares of Class A Common Stock if and solely to the extent that such conversion would result in the holders beneficially owning in excess of 20% of the then outstanding voting power or the common stock outstanding before the issuance (“20% Threshold”). For the number of Class A Common Stock that are not able to be delivered upon conversion due to exceeding this 20% Threshold, the Company is required to redeem those excess shares of Class A Common Stock in cash at their closing price on the trading day preceding the notice of conversion. Further, under the Securities Purchase Agreement, the Company is prohibited from effecting a conversion of Series A, and the holder is not allowed to convert the Series A if, upon conversion of the Series A, the holder would beneficially own more than 4.99% (or upon election by the holder prior to the issuance of the Series A, 9.99%) of the Class A Common Stock outstanding.

Additionally, unless and until approval of our stockholders is obtained as contemplated by NYSE listing rules, no holder may convert shares of Series B Preferred Stock into shares of Class A Common Stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 1% of the then outstanding voting power or the common stock outstanding before the issuance (“1% Threshold”). For the number of Class A Common Stock that are not able to be delivered upon conversion due to exceeding this 1% Threshold, the Company is required to redeem those excess shares of Class A Common Stock in cash at their closing price on the trading day preceding the notice of conversion.

The Company determined that the nature of the Preferred Stock was more akin to an equity instrument than a debt instrument because the Preferred Stock are subject to a substantive Conversion Option that is in-the-money and the Company has the ultimate authority to settle redemption of the Preferred Warrants upon the Mandatory Redemption or Accelerated Redemption (all defined below) by issuing shares of Class A Common Stock rather than paying cash. Further, such potential share settlement will be at the lower of the Conversion Price or based on the Company’s VWAP allowing for the holder to be exposed to the risks and returns of the underlying Class A Common Stock. Accordingly, the economic characteristics and risks of the embedded option to convert the Preferred Stock at the Conversion Price (the “Conversion Option”) was clearly and closely related to the host contract. As such, the Conversion Option was not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.

Redemption Rights
In addition to the share-settled redemption feature discussed above in the Conversion Rights section (e.g., conversion of the Preferred Stock at the Alternate Conversion Price), the Preferred Warrants are subject to several redemption features.

Mandatory Redemption – On and after June 29, 2023, the Preferred Stock are required to redeem 1/10th of the number of the issued shares of Preferred Stock on a monthly basis (“Installments”). The redemption price is paid, at the option of the Company: (i) in cash at an amount that is approximately 116% of the $100 per share purchase price plus all accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in a variable number shares of Class A Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable mandatory redemption date, or (3) 90% of the VWAP of the trading day prior to the applicable mandatory redemption date, provided that such share price used will not be below the Floor Price, or (iii) in a combination thereof. Installments may be deferred or reallocated to other dates at the Preferred Stockholders’ discretion.

Accelerated Redemption – The holders of the Preferred Stock have the right to require redemption of all or any part of the Preferred Stock at any time after June 15, 2023. Additionally, the Company has the option to elect redemption of all Series A shares at any time on or after June 15, 2023. The redemption price, as elected by the holder, is paid in either (i) the Mandatory Redemption Price in cash, (ii) in a variable number of shares of Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable accelerated redemption date or (3) 90% of the VWAP of the trading day prior to the applicable accelerated redemption date, provided that such share price used will not be below the Floor Price, or (iii) a combination thereof.

Triggered Optional Redemption – If the Company closes a debt or equity financing, then each holder has the right to require the Company to use 30% of the proceeds from the financing to repurchase a pro rata portion of that holder's Preferred Stock in cash at the Mandatory Redemption Price.

Default Redemption – Upon certain default events in which the Company defaults on its covenants, promises, or obligations under the Securities Purchase Agreement or defaults on any of its other obligations, the holder has the option to redeem the Preferred Stock for a cash amount equal to 115% of the Mandatory Redemption Price.

Bankruptcy Redemption – If the Company is subject to a bankruptcy event, then the Company is required to immediately redeem the outstanding Preferred Stock for cash. The redemption price paid shall equal 115% of the Mandatory Redemption Price.

Change of Control Redemption – Upon change of control events (as defined in the Securities Purchase Agreement), the holders have the option to require the Company to redeem the Preferred Stock for cash. The redemption price paid shall equal the greater of (i) the product of 115% multiplied by the Mandatory Redemption Price and (ii) the prevailing Conversion Price plus all accrued but unpaid dividends.

If upon an Accelerated Redemption, Triggered Optional Redemption, or Default Redemption, any cash payment required to be made is not made, then the holder can elect to retain its shares of Preferred Warrants that have not been redeemed for cash and sell the shares of Preferred Stock to a third party. Additionally, if such an election is not made by the holder, the Company has the authority to pay to the holder the unpaid cash redemption payment in duly authorized, validly issued, fully paid and non-assessable shares of Class A Common Stock.

As noted above, the Company determined that the nature of the Preferred Stock were more akin to an equity instrument than a debt instrument. The Company determined that the economic characteristics and risks of the embedded redemption features discussed above were not clearly and closely related to the host contract. However, the Company assessed these items further and determined they did not meet the definition of a derivative under ASC 815, Derivatives and Hedging.

Liquidation Rights
Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), prior and in preference to the common stock and the Series B Preferred Stock, the holders of Series A Preferred Stock are entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to approximately 128% of the $100 per share purchase price plus all accrued and unpaid dividends and any other amounts due. After the payment of all preferential amounts required to be paid to the Series A holders, the Series B holders shall be entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to approximately 128% of the $100 per share purchase price plus all accrued and unpaid dividends and any other amounts due.

Voting Rights
Holders of the Preferred Stock are entitled to vote with the holders of the ordinary shareholders on an as-converted basis. Holders of the Preferred Stock are entitled to a separate class vote with respect to (i) altering or changing the powers, preferences, or rights of the Preferred Stock so as to affect them adversely, (ii) amending the Certificate of Incorporation or other charter documents in a manner adverse to the holders, (iii) increasing the number of authorized shares of Preferred Stock, or (iv) entering into any agreement with respect to any of the foregoing.

Note 10. Employee and Director Incentive Plans

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance and repurchase of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $1.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, and are included in “Salaries and related costs” within the consolidated statements of operations. Fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date.

Restricted Stock Units

For the three months ended March 31, 2023 and 2022, respectively, there were no new RSU awards.

Note 11. Income Taxes

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

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of future earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of future earnings of DMSH). The Company’s income tax expense is attributable to the allocable share of earnings from DMSH, and the activities of UE and Traverse, wholly-owned U.S. corporate subsidiaries of DMSH, which is subject to U.S. federal and state and local income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax benefit of $(0.01) million for the three months ended March 31, 2023. The blended effective tax rate for the three months ended March 31, 2023 was 0.1%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc. The Company recorded $0.3 million income tax expense for the three months ended March 31, 2022. The blended effective tax rate for the three months ended March 31, 2022 was (6.1)%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of March 31, 2023 and December 31, 2022, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. At March 31, 2023, the remaining current portion of Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

Note 12. Earnings Per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(20,701)	$(5,357)
Net loss attributable to non-controlling interest	(8,103)	(2,223)
Net loss attributable to Digital Media Solutions, Inc.- basic and diluted	$(12,598)	$(3,134)

Denominator:
Weighted average shares - basic and diluted	39,957	35,576

Net loss per common share:
Basic and diluted	$(0.32)	$(0.09)

Shares of the Company’s Class B convertible common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock under the two-class method has not been presented.

For the three months ended March 31, 2023, the Company excluded 25.7 million shares of Class B convertible common stock, 4.0 million private warrants, 10.0 million public warrants, 14.4 million preferred warrants, 1.6 million stock options, 1.2 million RSUs, 0.4 million PRSUs, and the contingent and deferred considerations issued in connection with the ClickDealer and Aramis acquisitions as their effect would have been anti-dilutive. For the three months ended March 31, 2022, the Company excluded 25.7 million shares of Class B Common Stock, 4.0 million private warrants, 10.0 million public warrants, 2.0 million stock options, 1.6 million RSUs, and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Quarterly Report (the “Notes”). In addition, reference should be made to our Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K/A. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results”.

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

Issuance of Series A and Series B Preferred Stock and Warrants
On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.0 million of related party participation. The Preferred stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million. The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement. See Note 8. Fair Value Measurements and Note 9. Equity for further details.

Proceeds were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 6. Debt).

Results of Operations
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2023	2022
Revenue by type:
Customer acquisition	95.8%	96.3%
Managed services	2.4%	2.9%
Software services	1.8%	0.8%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	61.3%	56.1%
Marketplace	41.3%	54.0%
Technology Solutions	2.6%	2.1%
Intercompany eliminations	(5.2)%	(12.2)%
Net revenue	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	75.3%	71.3%
Gross profit	24.7%	28.7%
Salaries and related costs	13.5%	12.5%
General and administrative	14.4%	10.2%
Depreciation and amortization	5.6%	6.5%
Acquisition costs	2.6%	*
Change in fair value of contingent consideration	*	2.4%
Loss from operations	(11.4)%	(2.9)%
Interest expense	7.4%	3.4%
Change in fair value of warrant liabilities	4.2%	(1.7)%
Net loss before income taxes	(23.0)%	(4.6)%
Income tax (benefit) expense	*	0.3%
Net loss	(23.0)%	(4.9)%
Net loss attributable to non-controlling interest	(9.0)%	(2.0)%
Net loss attributable to Digital Media Solutions, Inc.	(14.0)%	(2.9)%
____________________
* Less than one tenth of a percent.

Operating Results for the three months ended March 31, 2023 and 2022
The following table presents the consolidated results of operations for the three months ended March 31, 2023 and 2022 and the changes from the prior period (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$90,313	$109,110	$(18,797)	(17)%
Cost of revenue (exclusive of depreciation and amortization)	68,042	77,834	(9,792)	(13)%
Salaries and related costs	12,226	13,705	(1,479)	(11)%
General and administrative	12,856	11,107	1,749	16%
Depreciation and amortization	5,082	7,060	(1,978)	(28)%
Acquisition costs	2,345	13	2,332	17939%
Change in fair value of contingent consideration	13	2,591	(2,578)	(100)%
Loss from operations	(10,251)	(3,200)	(7,051)	220%
Interest expense	6,699	3,687	3,012	82%
Change in fair value of warrant liabilities	3,764	(1,840)	5,604	(305)%
Net loss before income taxes	(20,714)	(5,047)	(15,667)	310%
Income tax (benefit) expense	(13)	310	(323)	(104)%
Net loss	(20,701)	(5,357)	(15,344)	286%
Net loss attributable to non-controlling interest	(8,103)	(2,223)	(5,880)	265%
Net loss attributable to Digital Media Solutions, Inc.	$(12,598)	$(3,134)	$(9,464)	302%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Brand Direct
Customer acquisition	$54,020	$59,619	$(5,599)	(9)%
Managed services	1,383	1,609	(226)	(14)%
Total Brand Direct	55,403	61,228	(5,825)	(10)%
Marketplace
Customer acquisition	37,288	58,806	(21,518)	(37)%
Total Marketplace	37,288	58,806	(21,518)	(37)%
Technology Solutions
Managed services	753	1,510	(757)	(50)%
Software services	1,583	826	757	92%
Total Technology Solutions	2,336	2,336	—	—%
Corporate and Other
Customer acquisition	(4,714)	(13,260)	8,546	(64)%
Total Corporate and Other	(4,714)	(13,260)	8,546	(64)%
Total Customer acquisition	86,594	105,165	(18,571)	(18)%
Total Managed services	2,136	3,119	(983)	(32)%
Total Software services	1,583	826	757	92%
Total Net revenue	$90,313	$109,110	$(18,797)	(17)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced a decrease in Customer acquisition revenue of $5.6 million or 9% during the three months ended March 31, 2023. Customer acquisition revenue for Marketplace decreased by $21.5 million or 37% for the three months ended March 31, 2023. The changes in both the Brand Direct and Marketplace segments were primarily due to macro challenges within the insurance industry which continue to apply downward pressure on cost per click (“CPC”) and cost per lead (“CPL”) pricing. Carriers continue to navigate and adjust to unprecedented complex market conditions. In addition, there’s been a shift in the health insurance distribution model during non-enrollment periods affecting ad spend, which continues to impact our performance since Q2 of prior year.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $1.0 million or 32% during the three months ended March 31, 2023. The changes were primarily driven by decreased media activity, resulting in lower agency fees.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three months ended March 31, 2023.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended March 31,
	2023	2022	PPTS Change
Brand Direct	22.7%	20.9%	1.8
Marketplace	21.3%	27.9%	(6.6)
Technology Solutions	74.2%	88.6%	(14.4)
Total gross profit percentage	24.7%	28.7%	(4.0)

Gross profit percentage for Brand Direct increased for the three months ended March 31, 2023, primarily driven by strong demand across the health insurance and debt consolidation verticals due to expanding relationships across our customers and publisher portfolios.The increased demand for warm transfers in the health insurance and debt categories allowed us to maximize our strategic partnerships to grow revenue while leveraging our owned & operated properties expanding our gross margin.

Gross profit percentage for Marketplace decreased for the three months ended March 31, 2023, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our Insurance business as well as the shift in ad spend from non enrollment periods from some of our health insurance partners. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations.
Gross profit percentage for Technology Solutions decreased for the three months ended March 31, 2023, driven by the mix of media purchasing activity skewed more heavily towards higher priced media sources which led to compressed budgets and resulted in decreased fees.

Total gross profit percentage decreased for the three months ended March 31, 2023, primarily due to the unexpected impact of inflationary pressures within the insurance industry which led to a decline in click pricing and shifts in health insurance budgets culminating in monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased by $1.5 million or 10.8% for the three months ended March 31, 2023 driven by recently executed reduction in force and corporate restructure to optimize the operational and administrative support across the organization.

General and administrative. General and administrative consist of expenses incurred in our normal course of business relating to office supplies, computer and technology, rent and utilities, insurance, legal and professional fees, state and local taxes and licenses, penalties and settlements and allowance for credit losses, as well as sales and marketing expenses relating to advertising and promotion. We also include other expenses such as investment banking expenses, fundraising costs and costs related to the advancement of our corporate social responsibility program.

General and administrative expenses increased $1.7 million or 15.7% for the three months ended March 31, 2023 primarily due to the costs related to the termination of the DMS Voice operations.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $2.0 million or 28.0% for the three months ended March 31, 2023 due to fewer intangibles amortized after the impairment recorded as of December 31, 2022 versus current quarter.

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs increased $2.3 million or 17938.5% during the three months ended March 31, 2023. The changes were primarily due to the ClickDealer acquisition (see Note 5. Acquisitions).

Interest expense. Interest expense for three months ended March 31, 2023 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the Company’s financial institution since May 25, 2021 (see Note 6. Debt).

Interest expense increased by $3.0 million or 81.7%, during the three months ended March 31, 2023. The increases for the three months ended March 31, 2023, were primarily due to approximately 1.1% increase in our LIBOR rate as a result of current financial markets.

Income tax expense. The Company recorded income tax benefit of $0.01 million for the three months ended March 31, 2023. The blended effective tax rate for the three months ended March 31, 2023 was 0.1%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS, Inc.

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

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, (b)income tax (benefit) expense, (c) depreciation and amortization, (d) impairment of intangible assets, (e) change in fair value of warrant liabilities, (f) debt extinguishment, (g) stock-based compensation, (h) change in Tax Receivable Agreement liability, (i) restructuring costs, (j) acquisition costs, and (k) other expense.

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

The following table provides a reconciliation between Adjusted net income and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(20,701)	$(5,357)
Adjustments
Interest expense	6,699	3,687
Income tax (benefit) expense	(13)	310
Depreciation and amortization	5,082	7,060
Change in fair value of warrant liabilities	3,764	(1,840)
Termination of DMS Voice	2,117	—
Stock-based compensation expense	1,258	1,842
Restructuring costs	493	394
Acquisition and other related costs (1)	3,614	360
Change in fair value of contingent consideration liabilities	13	2,591
Other expense (2)	1,034	1,446
Adjusted EBITDA	3,360	10,493
Less: Capital Expenditures	1,215	1,617
Unlevered free cash flow	$2,145	$8,876
Unlevered free cash flow conversion	63.8%	84.6%
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post acquisition related costs.
(2)Includes legal and professional fees associated with the strategic alternatives, and credit agreement recapitalization.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Unlevered free cash flow	$2,145	$8,876
Capital expenditures	1,215	1,617
Adjusted EBITDA	3,360	10,493
Acquisition and other related costs (1)	3,614	360
Change in fair value of contingent consideration liabilities	13	2,591
Other expenses (2)	1,034	1,446
Stock-based compensation	1,258	1,842
Restructuring costs	493	394
Change in fair value of warrant liabilities	3,764	(1,840)
Termination of DMS Voice	2,117	—
Subtotal before additional adjustments	(8,933)	5,700
Less: Interest expense	6,699	3,687
Less: Income tax (benefit) expense	(13)	310
Allowance for credit losses	563	532
Amortization of right-of-use assets	242	—
Lease restructuring charges	—	(126)
Stock-based compensation, net of amounts capitalized	1,258	1,842
Amortization of debt issuance costs	390	453
Deferred income tax provision (benefit), net	550	(392)
Change in fair value of contingent consideration	13	2,591
Change in fair value of warrant liabilities	3,764	(1,840)
Loss from preferred warrants issuance	553	—
Change in income tax receivable and payable	(570)	732
Change in accounts receivable	(1,371)	(7,368)
Change in prepaid expenses and other current assets	(657)	1,150
Change in accounts payable and accrued expenses	6,638	(1,263)
Change in operating lease liabilities	(537)	—
Change in other liabilities	—	38
Net cash used in operating activities	$(4,783)	$(1,948)
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post acquisition related costs.
(2)Includes legal and professional fees associated with the strategic alternatives, and credit agreement recapitalization.

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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(20,701)	$(5,357)
Net loss attributable to non-controlling interest	(8,103)	(2,223)
Net loss attributable to Digital Media Solutions, Inc.- basic and diluted	$(12,598)	$(3,134)

Denominator:
Weighted average shares - basic and diluted	39,957	35,576

Net loss per common share:
Basic and diluted	$(0.32)	$(0.09)

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Digital Media Solutions, Inc.- basic and diluted	$(12,598)	$(3,134)
Add adjustments:
Change in fair value of warrant liabilities	3,764	(1,840)
Acquisition costs	3,614	360
Change in fair value of contingent consideration liabilities	13	2,591
Restructuring costs	493	394
Stock-based compensation expense	1,258	1,842
	9,142	3,347
Adjusted net loss attributable to Digital Media Solutions, Inc. - basic and diluted	(3,456)	213

Denominator:
Weighted-average shares outstanding - basic and diluted	39,957	35,576
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,699	25,728
	65,656	61,304

Adjusted EPS - basic and diluted	$(0.05)	$—

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2023	December 31, 2022	$ Change	% Change
Cash	$20,066	$48,839	$(28,773)	(59)%
Availability under revolving credit facility	$10,000	$10,000	$—	—%
Total Debt	$261,063	$261,625	$(562)	—%

Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. We generate sufficient cash flows for working capital and expect to do so for the foreseeable future. From time to time, we may access debt or equity capital markets in order to meet our working capital and/or capital expenditure needs. For example, on March 29, 2023, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued and sold (i) 80,000 shares of Series A Preferred Stock accompanied with warrants to purchase 8,253,968 Class A Common Stock (“Series A Warrant”) and (ii) 60,000 shares of Series B Preferred Stock accompanied with warrants to purchase 6,190,476 shares of Class A Common Stock (“Series B Warrants”), for gross proceeds of approximately $14.0 million. See Note 9. Equity in the Notes to Consolidated Financial Statements (Unaudited), included in Item 1: Financial Statements of this Quarterly Report.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and interest expense.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three months ended March 31, 2023, the effective interest rate was 10.36%.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. The Company drew $5.0 million and $35.0 million on October 4, 2022 and December 29, 2022, respectively. For the three months ended March 31, 2023, the effective interest rate was 8.33%.

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio (ratio of total debt borrowed by the Company to EBITDA for the four consecutive fiscal quarters most recently ended, subject to certain adjustments set forth in the Credit Facility) not to exceed 4.5:1.0 on the last day of the quarter ended March 31, 2023, which net leverage ratio is adjusted for subsequent quarters as set forth in the Credit Facility. In the event the Company breaches the net leverage ratio, the Company may cure such breach by raising capital through the sale of equity, which capital will be added on a dollar-for-dollar basis to the calculation of EBITDA for purposes of such test period to determine compliance with the financial covenant. As of March 31, 2023, the Company was in material compliance with all financial covenants.

Cash flows from operating activities
Net cash used in operating activities was $4.8 million for the three months ended March 31, 2023 as compared to $1.9 million provided by operating activities in the three months ended March 31, 2022. The increase is primarily attributable to lower business performance and increase in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2023 increased by $34.9 million or 2159% to $36.5 million from $1.6 million for the three months ended March 31, 2022, primarily due to the acquisition of ClickDealer during the first quarter of 2023.

Cash flows from financing activities
Net cash provided by (used in) financing activities for the three months ended March 31, 2023 was $12.5 million, reflecting an increase of $13.7 million or 1214%, as compared to $(1.1) million for the three months ended March 31, 2022. This increase was due to the issuance of preferred shares and warrants.

For the three months ended March 31, 2023, our Unlevered Free Cash Flow conversion rate decreased 21% due to lower business performance.

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

Critical Accounting Policies and Estimates

Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Form 10-K/A, for further information on our critical and other significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K/A.

Interest Rate Risk
As of March 31, 2023, we had total debt outstanding of $257 million (net of $4.5 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our original Term Loan of $225 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 1% (100 basis points) increase in interest rates would increase our interest expense by approximately $2.3 million annually, based on the debt outstanding at March 31, 2023.

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

Based on their evaluation as of March 31, 2023, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2022 Form 10-K/A. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

March 31, 2023 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to revenues and accounts receivable, including the allowance for doubtful accounts. Management assessed our internal control over financial reporting as of December 31, 2022 and concluded that a material weakness continues to exist related to revenues. We did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized. Also, during management’s assessment of internal control over financial reporting as of December 31, 2022, we concluded that we did not design and maintain effective information technology general controls for certain information systems that are relevant to the preparation of the financial statements. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included validation using revenue reconciliations and fluctuation analyses.

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

Changes in Internal Control Over Financial Reporting
Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the first quarter of the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2022 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.5 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.6 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
10.1	Offer Letter, by and between Digital Media Solutions, Inc. and Vanessa Guzmán-Clark, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on April 17, 2023).
10.2	Asset Purchase Agreement, dated March 6, 2023, by and between Digital Media Solutions, Inc., the ClickDealer Sellers and the other parties thereto (incorporated by reference to Exhibit 2.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2023).
10.3	Securities Purchase Agreement, dated March 29, 2023, by and between Digital Media Solutions, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.21 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
10.4	Registration Rights Agreement, dated March 30, 2023, by and between Digital Media Solutions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.22 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 15, 2023

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vanessa Guzmán-Clark
Name:	Vanessa Guzmán-Clark
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)