Form 10-Q
period 2023-06-30
Digital Media Solutions, Inc.
filed 2023-08-18
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2023, 40,912,869 shares of the registrant’s Class A common stock; 25,082,064 of the registrant’s Class B common stock, par value $0.0001 per share; and 28,443,522 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Digital Media Solutions, Inc.

2

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1955. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its and ClickDealer’s future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) DMS’s ability to attain the expected financial benefits from the ClickDealer transaction; (2) any impacts to the ClickDealer business from our acquisition thereof, (3) the COVID-19 pandemic or other public health crises; (4) management of our international expansion as a result of the ClickDealer acquisition; (5) changes in client demand for our services and our ability to adapt to such changes; (6) the entry of new competitors in the market; (7) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (8) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets; (9) the performance of DMS’s technology infrastructure; (10) the ability to protect DMS’s intellectual property rights; (11) the ability to successfully source, complete and integrate acquisitions; (12) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including any integration of the ClickDealer business; (13) changes in applicable laws or regulations and the ability to maintain compliance; (14) our substantial levels of indebtedness; (15) volatility in the trading price of our common stock and warrants; (16) fluctuations in value of our private placement warrants; and (17) other risks and uncertainties indicated from time to time in DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on April 5, 2023 (“2022 Form 10-K/A”) and its subsequent filings with the SEC.

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

3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,212	$48,839
Accounts receivable, net of allowances of $3,942 and $4,656, respectively	37,766	48,109
Prepaid and other current assets	2,005	3,296
Income tax receivable	2,193	1,966
Total current assets	67,176	102,210
Property and equipment, net	16,513	17,702
Operating lease right-of-use assets, net	1,234	2,187
Goodwill	48,444	77,238
Intangible assets, net	42,498	27,519
Deferred tax assets	1,367	—
Other assets	680	765
Total assets	$177,912	$227,621
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$36,494	$39,908
Accrued expenses and other current liabilities	8,864	7,101
Current portion of long-term debt	2,250	2,250
Tax Receivable Agreement liability	164	164
Operating lease liabilities - current	2,113	2,175
Contingent consideration payable - current	1,500	1,453
Total current liabilities	51,385	53,051
Long-term debt	264,149	254,573
Deferred tax liabilities	375	1,112
Operating lease liabilities - non-current	1,211	2,232
Warrant liabilities	3,202	600
Contingent consideration payable - non-current	2,268	—
Total liabilities	322,590	311,568
Preferred stock, $0.0001 par value, 100,000 shares authorized; 80 Series A and 60 Series B convertible redeemable issued and outstanding, respectively at June 30, 2023	16,334	—
Stockholders' deficit:
Class A common stock, $0.0001 par value, 500,000 shares authorized; 40,094 issued and outstanding at June 30, 2023	4	4
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 25,699 issued and outstanding at June 30, 2023	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at June 30, 2023	—	—
Additional paid-in capital	(9,766)	(14,054)
Treasury stock, at cost, 138 and 0 shares, respectively	(211)	(181)
Cumulative deficit	(85,792)	(32,896)
Total stockholders' deficit	(95,762)	(47,124)
Non-controlling interest	(65,250)	(36,823)
Total deficit	(161,012)	(83,947)
Total liabilities, preferred stock and stockholders' deficit	$177,912	$227,621

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	$82,551	$91,197	$172,863	$200,307
Cost of revenue (exclusive of depreciation and amortization)	63,343	67,784	131,384	145,624
Salaries and related costs	11,489	13,237	23,715	26,945
General and administrative expenses	12,124	12,444	24,979	23,544
Depreciation and amortization	5,872	7,173	10,955	14,233
Impairment of goodwill	33,795	—	33,795	—
Impairment of intangible assets	7,791	—	7,791	—
Acquisition costs	658	279	3,003	292
Change in fair value of contingent consideration liabilities	(90)	(55)	(77)	2,536
Loss from operations	(52,431)	(9,665)	(62,682)	(12,867)
Interest expense, net	7,045	3,817	13,743	7,502
Change in fair value of warrant liabilities	(9,829)	(1,640)	(6,065)	(3,480)
Gain on disposal of assets	(3)	—	(3)	—
Net loss before income taxes	(49,644)	(11,842)	(70,357)	(16,889)
Income tax (benefit) expense	(2,151)	45	(2,163)	355
Net loss	(47,493)	(11,887)	(68,194)	(17,244)
Net loss attributable to non-controlling interest	(18,553)	(4,905)	(26,639)	(7,121)
Net loss attributable to Digital Media Solutions, Inc.	$(28,940)	$(6,982)	$(41,555)	$(10,123)

Weighted-average Class A common shares outstanding – basic	40,094	39,553	39,805	37,969
Weighted-average Class A common shares outstanding – diluted	40,094	65,252	39,805	63,682

Loss per share attributable to Digital Media Solutions, Inc.:
Basic – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)
Diluted – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	140	$4,993	39,957	$4	25,699	$3	$(16,614)	$(181)	$(45,494)	$(62,282)	$(40,987)	$(103,269)
Net loss	—	—	—	—	—	—	—	—	(28,940)	(28,940)	(18,553)	(47,493)
Stock-based compensation	—	—	—	—	—	—	1,121	—	—	1,121	—	1,121
Accretion Series A convertible redeemable preferred stock	—	6,391	—	—	—	—	—	—	(6,391)	(6,391)	—	(6,391)
Accretion Series B convertible redeemable preferred stock	—	4,794	—	—	—	—	—	—	(4,794)	(4,794)	—	(4,794)
Series A preferred stock dividends (2)	—	89	—	—	—	—	—	—	(89)	(89)	—	(89)
Series B preferred stock dividends (2)	—	67	—	—	—	—	—	—	(67)	(67)	—	(67)
Shares issued under the 2020 Omnibus Incentive Plan	—	—	178	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	—	—	(41)	—	—	—	—	(30)	—	(30)	—	(30)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	—	—	5,710	—	—	5,710	(5,710)	—
Balance, June 30, 2023	140	$16,334	40,094	$4	25,699	$3	$(9,783)	$(211)	$(85,775)	$(95,762)	$(65,250)	$(161,012)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)Represents Series A and Series B preferred stock dividends, which have not been paid.
(3)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, Balance, March 31, 2022	36,394	$3	25,699	$3	$(23,754)	$(4,078)	$(27,826)	$(23,980)	$(51,806)
Net loss	—	—	—	—	—	(6,982)	(6,982)	(4,905)	(11,887)
Stock-based compensation	—	—	—	—	2,174	—	2,174	—	2,174
Shares issued under the 2020 Omnibus Incentive Plan	170	—	—	—	—	—	—	—	—
Impact of transactions affecting non-controlling interest (1)	—	—	—	—	(733)	—	(733)	733	—
Balance, June 30, 2022	36,564	$3	25,699	$3	$(22,313)	$(11,060)	$(33,367)	$(28,152)	$(61,519)
____________________
(1)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	39,957	$4	25,699	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
Net loss	—	—	—	—	—	—	—	—	(41,555)	(41,555)	(26,639)	(68,194)
Stock-based compensation	—	—	—	—	—	—	2,500	—	—	2,500	—	2,500
Series A convertible redeemable preferred stock	80	9,244	—	—	—	—	—	—	(6,391)	(6,391)	—	(6,391)
Series B convertible redeemable preferred stock	60	6,934	—	—	—	—	—	—	(4,794)	(4,794)	—	(4,794)
Series A preferred stock dividends (2)	—	89	—	—	—	—	—	—	(89)	(89)	—	(89)
Series B preferred stock dividends (2)	—	67	—	—	—	—	—	—	(67)	(67)	—	(67)
Shares issued under the 2020 Omnibus Incentive Plan	—	—	178	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	—	—	(41)	—	—	—	—	(30)	—	(30)	—	(30)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	—	—	1,788	—	—	1,788	(1,788)	—
Balance, June 30, 2023	140	$16,334	40,094	$4	25,699	$3	$(9,766)	$(211)	$(85,792)	$(95,762)	$(65,250)	$(161,012)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)Represents Series A and Series B preferred stock dividends, which have not been paid.
(3)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount					Total Deficit
Balance, December 31, 2021	36,226	$3	25,699	$3	$(25,239)	$(944)	$(26,177)	$(21,641)	$(47,818)
Net loss	—	—	—	—	—	(10,123)	(10,123)	(7,121)	(17,244)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	153	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,116	—	4,116	—	4,116
Shares issued under the 2020 Omnibus Incentive Plan	185	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	(573)	(573)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(1,183)	—	(1,183)	1,183	—
Balance, June 30, 2022	36,564	$3	25,699	$3	$(22,306)	$(11,067)	$(33,367)	$(28,152)	$(61,519)
____________________
(1)On June 30, 2021, the sellers of SmarterChaos redeemed approximately one-half of their non-controlling interest held through DMSH Units in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the Crisp acquisition and non-controlling redemptions by Prism and the sellers of SmarterChaos.
(3)Includes costs associated with the issuance of equity shares.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(68,194)	$(17,244)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for credit losses, net	1,350	1,339
Depreciation and amortization	10,955	14,233
Amortization of right-of-use assets	295	—
Gain on disposal of assets	(3)	—
Impairment of goodwill	33,795	—
Impairment of intangible assets	7,791	—
Lease restructuring charges	—	2
Stock-based compensation, net of amounts capitalized	2,168	3,908
Amortization of debt issuance costs	787	938
Deferred income tax benefit, net	(2,104)	(785)
Change in fair value of contingent consideration	(77)	2,536
Change in fair value of warrant liabilities	(6,065)	(3,480)
Loss from preferred warrants issuance	553	—
Change in income tax receivable and payable	(227)	631
Change in accounts receivable	15,952	4,026
Change in prepaid expenses and other current assets	1,457	2,585
Change in operating right-of-use assets	630	—
Change in accounts payable and accrued expenses	(8,743)	(1,275)
Change in operating lease liabilities	(1,094)	—
Change in other liabilities	—	27
Net cash (used in) provided by operating activities	(10,774)	7,441
Cash flows from investing activities
Additions to property and equipment	(2,985)	(3,197)
Acquisition of business, net of cash acquired	(31,820)	(2,579)
Net cash used in investing activities	(34,805)	(5,776)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facilities	10,000	—
Payments of long-term debt and notes payable	(1,125)	(1,126)
Proceeds from preferred shares and warrants issuance, net	13,107	—
Purchase of treasury stock related to stock-based compensation	(30)	—
Distributions to non-controlling interest holders	—	(563)
Net cash provided by (used in) financing activities	21,952	(1,689)
Net change in cash and cash equivalents	(23,627)	(24)
Cash and cash equivalents, beginning of period	48,839	26,394
Cash and cash equivalents, end of period	$25,212	$26,370

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$6,725	$6,524
Income taxes	167	—
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$2,457	$2,964
Stock-based compensation capitalized in property and equipment	332	208
Capital expenditures included in accounts payable	174	269

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business
Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Quarterly Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida. The Company generates revenue in North America and internationally, with the majority of the revenue in the United States.

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

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of June 30, 2023, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 39.1% and as of December 31, 2022 it was 39.1%.
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

New Accounting Standards

Accounting Standards Recently Adopted

In June 2016, the FASB issued authoritative guidance ASC 326 Financial Instruments - Credit Losses, regarding the impairment model known as the current expected credit loss (“CECL”) model on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a CECL model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2023, which was not material to the consolidated financial statements for the three and six months ended June 30, 2023.

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

As of June 30, 2023, there were no new accounting standards that would need to be disclosed.

Note 2. Revenue

Disaggregation of Revenue
The following tables present the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended June 30, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$50,425	$32,477	$—	$(3,845)	$79,057
Managed services	1,269	—	757	—	2,026
Software services	—	—	1,468	—	1,468
Total Net revenue	$51,694	$32,477	$2,225	$(3,845)	$82,551

	Three Months Ended June 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$43,124	$54,092	$—	$(10,232)	$86,984
Managed services	1,665	—	1,403	—	3,068
Software services	—	—	1,145	—	1,145
Total Net revenue	$44,789	$54,092	$2,548	$(10,232)	$91,197

	Six Months Ended June 30, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$104,444	$69,765	$—	$(8,559)	$165,650
Managed services	2,652	—	1,510	—	4,162
Software services	—	—	3,051	—	3,051
Total Net revenue	$107,096	$69,765	$4,561	$(8,559)	$172,863

	Six Months Ended June 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany eliminations	Total
Net revenue:
Customer acquisition	$102,743	$112,898	$—	$(23,492)	$192,149
Managed services	3,274	—	2,913	—	6,187
Software services	—	—	1,971	—	1,971
Total Net revenue	$106,017	$112,898	$4,884	$(23,492)	$200,307

The Company generated revenue outside the United States through its 2023 ClickDealer acquisition. For the three and six months ended June 30, 2023, revenue from Europe represented $5.1 million and revenue from Other International countries represented $3.5 million of our total revenue, respectively.

Accounts Receivable, net
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, delinquency trends and current credit conditions. The Company reviews its Allowance for credit losses monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The activity in the Allowance for credit losses is as follows (in thousands):

Balance, December 31, 2022	$4,656
Additions charged to expense	1,309
Deductions/write-offs	(2,064)
ASU 2016-13 (Topic 326) adjustment	41
Balance, June 30, 2023	$3,942

Contract Balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue and recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the balance of deferred revenue was $0.5 million and $1.0 million, respectively. We expect the majority of the deferred revenue balance at June 30, 2023 to be recognized as revenue during the following quarter.

For the three and six months ended June 30, 2023, one customer accounted for approximately 12.5% and 15.3%, respectively, of our total revenue. For the three and six months ended June 30, 2022, one customer accounted for approximately 24.7% and 21.0%, respectively, of our total revenue.

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

The following tables are a reconciliation of the operations of our segments to loss from operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$82,551	$91,197	$172,863	$200,307
Brand Direct	51,694	44,789	107,096	106,017
Marketplace	32,477	54,092	69,765	112,898
Technology Solutions	2,225	2,548	4,561	4,884
Intercompany eliminations	(3,845)	(10,232)	(8,559)	(23,492)
Cost of revenue (exclusive of depreciation and amortization)	63,343	67,784	131,384	145,624
Brand Direct	41,231	36,137	84,046	84,591
Marketplace	25,447	41,463	54,785	83,843
Technology Solutions	510	416	1,112	682
Intercompany eliminations	(3,845)	(10,232)	(8,559)	(23,492)
Gross profit (exclusive of depreciation and amortization)	19,208	23,413	41,479	54,683
Brand Direct	10,463	8,652	23,050	21,426
Marketplace	7,030	12,629	14,980	29,055
Technology Solutions	1,715	2,132	3,449	4,202
Salaries and related costs	11,489	13,237	23,715	26,945
General and administrative expenses	12,124	12,444	24,979	23,544
Depreciation and amortization	5,872	7,173	10,955	14,233
Impairment of goodwill	33,795	—	33,795	—
Impairment of intangible assets	7,791	—	7,791	—
Acquisition costs	658	279	3,003	292
Change in fair value of contingent consideration liabilities	(90)	(55)	(77)	2,536
Loss from operations	$(52,431)	$(9,665)	$(62,682)	$(12,867)

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2022	$18,321	$54,554	$4,363	$77,238
Additions (Note 5)	2,308	2,693	—	5,001
Impairment of goodwill	—	(33,795)	—	(33,795)
Balance, June 30, 2023	$20,629	$23,452	$4,363	$48,444

The carrying amount of Goodwill for the Marketplace segment had accumulated impairment of $33.8 million as of June 30, 2023 and no impairment as of December 31, 2022.

Intangible assets, net

Finite-lived Intangible assets, net consisted of the following (in thousands):

		June 30, 2023				December 31, 2022
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$59,096	$(5,951)	$(42,489)	$10,656	$54,316	$(5,933)	$(39,411)	$8,972
Customer relationships	4 to 15	71,323	(20,119)	(24,099)	27,105	49,423	(12,387)	(21,205)	15,831
Brand	1 to 7	14,879	(3,291)	(6,867)	4,721	12,169	(3,250)	(6,233)	2,686
Non-competition agreements	1 to 3	1,898	—	(1,882)	16	1,898	—	(1,868)	30
Total		$147,196	$(29,361)	$(75,337)	$42,498	$117,806	$(21,570)	$(68,717)	$27,519

The weighted average amortization period for intangible assets is 8 years in total, and by category is 6 years for technology, 10 years for customer relationships, 6 years for brand, 3 years for non-competition agreements.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$5,005	$9,504	$4,990	$4,301	$3,687	$15,011

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $3.7 million and $6.6 million for the three and six months ended June 30, 2023, respectively, and $5.0 million and $10.0 million for the three and six months ended June 30, 2022, respectively.

Impairment analysis
The Company considered if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount and noted none for the Brand and Technology reporting units in the three and six months ended June 30, 2023 and 2022, respectively. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023.

The Company determined the fair value of Goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. The result of our interim impairment test indicated that there was Goodwill impairment of $33.8 million for the period ended June 30, 2023.

Further, the Company performed a recoverability test for certain asset groups in the Marketplace reporting unit to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test compared to the asset group’s carrying value of invested capital was less than the carrying value indicating an impairment. As a result, the Company calculated the fair value of the finite-lived intangible assets. Intangible assets include technology, brand, and customer relationships. The fair value of technology was determined using the Relief from Royalty Approach; fair value of the customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $7.8 million to Intangible assets which are in asset groups included in the Marketplace reporting unit, which is included in the consolidated statements of operations as Impairment of intangible assets for the three and six months ended June 30, 2023, respectively.

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

The Company paid cash consideration of $31.8 million upon closing of the transaction, with an additional $3.5 million in holdbacks, subject to certain criteria. On July 3, 2023, after the successful completion of the first tranche in criteria was met, $1.0 million of the holdback was paid to the Sellers in cash. The remaining holdback of $2.5 million is expected to be released within 24 months of the closing date, subject to certain criteria. The transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain revenue and net margin based milestones in two subsequent one-year measurement periods, payable in cash or, if mutually agreed to by the Company and the Seller, in Class A Common Stock. The Estimated Net Working Capital adjustment upon closing was $0.3 million. The Final Net Working Capital adjustment was $0.6 million.

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

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we have made adjustments to the initial fair value of our intangible assets, goodwill, contingent consideration and working capital. The impact of these adjustments at March 30, 2023 are as follows (in thousands):

ClickDealer	Acquisition Date Fair Value	Fair Value Mark-to-Market Changes	Revised Acquisition Date Fair Value
Goodwill	$6,207	$(1,206)	$5,001
Intangible Assets:
Technology	$5,010	$(230)	$4,780
Customer relationships	$20,400	$1,500	$21,900
Brand	$2,840	$(130)	$2,710

Contingent consideration liability	$2,457	$(65)	$2,392

Working capital accounts	$3,320	$245	$3,565

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

The Goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of ClickDealer and will be included in the Brand Direct reportable segment for ClickDealer and in the Marketplace reportable segment for HomeQuote.io. The Goodwill expected to be deductible for tax purposes is being evaluated. Intangible assets primarily consist of brand, technology and customer relationships with an estimated useful life of five years for brand, seven years for technology and twelve years for customer relationships.

Traverse
On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”). Traverse is a marketing and advertising technology company. The Company paid cash consideration of $2.5 million upon closing of the transaction. The transaction also includes up to $0.5 million in contingent consideration, subject to the achievement of certain milestones, to be paid in cash 15 months after the acquisition date. Accounting for the acquisition was completed on May 10, 2023. The contingent consideration for the Traverse acquisition was finalized on May 10, 2023, which the Company paid on July 10, 2023 in the form cash payment of $0.5 million.

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

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition. The contingent consideration for the Aimtell / PushPros acquisition will finalize on December 31, 2023, the end of the earnout period.

Acquisitions’ Fair Value Measurement and Pro Forma Information

The acquisition date fair value of assets acquired and liabilities assumed from the Traverse and ClickDealer acquisitions consist of the following (in thousands):

	Expected Useful Life	Traverse	ClickDealer
		2022	2023
Cash		$232	$—
Goodwill		735	5,001
Technology	4 to 7	2,470	4,780
Customer relationships	4 to 12	50	21,900
Accounts receivable		276	6,959
Brand	1 to 7	60	2,710
Accounts payable		(232)	(3,561)
Other assets acquired and liabilities assumed, net (1)		7	167
Net assets and liabilities acquired		$3,598	$37,956
____________________
(1)Other assets acquired and liabilities assumed, net includes prepaids and other current assets, partially offset by other current liabilities (e.g., Travel and expense payables, payroll liabilities, tax liabilities, and transition services payable).

The weighted average amortization period for Traverse acquisition technology is 5 years, customer relationships is 5 years, brand is 3 years and non-compete agreements is 1 year. The weighted average amortization period for ClickDealer acquisition technology is 7 years, customer relationships is 12 years and brand is 5 years. In total, the weighted average amortization period for Traverse is 5 years and ClickDealer is 10 years.

The following schedules represent the amount of net revenue and net loss from operations related to Traverse and ClickDealer acquisitions which have been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Traverse	ClickDealer	Traverse	ClickDealer
Net revenue	$716	$17,810	$1,540	$17,810
Net income from operations	$14	$703	$234	$703

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Traverse	Traverse
Net revenue	$360	$360
Net income from operations	$70	$70

Pro Forma Information
The following pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. There is no pro forma financial information for three months ended June 30, 2023 as the results remain consistent. Pro forma financial information is presented in the table below (in thousands):

	Three Months Ended June 30, 2022
	(unaudited)
	DMS	Traverse	ClickDealer	Pro Forma
Net revenue	$91,197	$277	$17,987	$109,461
Net income from operations	$(9,665)	$(434)	$2,023	$(8,076)

	Six Months Ended June 30, 2023
	(unaudited)
	DMS	ClickDealer	Pro Forma
Net revenue	$172,863	$19,865	$192,728
Net income (loss) from operations	$(62,682)	$1,704	$(60,978)

	Six Months Ended June 30, 2022
	(unaudited)
	DMS	Traverse	ClickDealer	Pro Forma
Net revenue	$200,307	$999	$36,537	$237,843
Net income from operations	$(12,867)	$(417)	$3,603	$(9,681)

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

Note 6. Debt

The following table presents the components of outstanding debt (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$220,500	$221,625
Revolving credit facility	50,000	40,000
Total debt	270,500	261,625
Less: Unamortized debt issuance costs (1)	(4,101)	(4,802)
Debt, net	266,399	256,823
Less: Current portion of long-term debt	(2,250)	(2,250)
Long-term debt	$264,149	$254,573
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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three and six months ended June 30, 2023, the effective interest rate was 10.80%.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023. Together with the previously disclosed draws, $50.0 million is currently outstanding under the Revolving Facility. For the three and six months ended June 30, 2023, the effective interest rate was 8.18% and 7.80%, respectively.

The initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan and Revolving Facility is being amortized over the term of the loan using the effective interest method. As of June 30, 2023, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $2.5 million and $1.6 million, respectively. As of December 31, 2022, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.0 million and $1.8 million, respectively. At June 30, 2023 and December 31, 2022, unamortized debt issuance costs of $0.5 million and $0.6 million, respectively, associated with the Revolving Facility is classified as Other assets within the consolidated balance sheets.

On July 3, 2023, the Term Loan and Revolving Facility were amended to transition LIBOR to the Term Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to borrowings under the agreements. The interest rate is based on SOFR Benckmark Replacement plus 5.00% for the Term Loan and SOFR Benckmark Replacement plus 4.25% for Revolving Facility.

The Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of June 30, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment (as defined below) to the Credit Facility.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a First Amendment to the Credit Facility (the “First Amendment”) with the Lenders, which, among other things, modified the Credit Facility as follows:
a.allows for the payment-in-kind (“PIK”) of the quarterly interest payments due and payable on September 30, 2023 and each of the following three quarters, with all PIK interest required to be repaid no later than December 31, 2025;
b.provides that (a) if the borrower exercises the PIK option, the interest rate will be equal to SOFR+11%; (b) if interest is paid in cash during the PIK period, the rate will be equal to SOFR+8%; and (c) following the PIK period, the interest rate will be equal to SOFR+8%; provided that if the Company (1) achieves the credit rating of B3 by Moody’s and B- by S&P, and (2) has repaid the aggregate capitalized PIK interest, the interest rate will be SOFR + 6.0%;
c.if any loans under the Credit Facility remain outstanding on or after January 1, 2025, back-end PIK interest will accrue as follows: 5% for the period from January 1, 2025 through June 30, 2025; 7.5% for the period from July 1, 2025 through December 31, 2025; and 10% in calendar year 2026 until maturity;
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter there after, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 and $10 million thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant); and
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders.

The amendment does not contemplate the issuance of any equity or warrants to the Company’s lenders. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached hereto as Exhibit 10.1.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at June 30, 2023 (in thousands):

2023	$1,125
2024	2,250
2025	2,250
2026	264,875
Total debt	$270,500

Note 7. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of June 30, 2023 (in thousands):

Lease Amounts
2023	$1,130
2024	1,751
2025	546
Total	3,427
Less: Imputed interest	(103)
Present value of operating lease liabilities	$3,324

As of June 30, 2023, the operating lease weighted average remaining lease term is 1.7 years and the operating lease weighted average remaining discount rate is 3.51%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Statement of Operations Location	2023	2022	2023	2022
Operating lease costs	General and administrative expenses	$297	$130	$582	$389
Short-term lease costs	General and administrative expenses	38	39	191	91
Sub-lease income	General and administrative expenses	(183)	(152)	(362)	(242)
Total lease costs, net		$152	$17	$411	$238

The rental expense for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2022 was $0.5 million and $1.0 million, respectively. As of June 30, 2023 the cash paid for amounts included in the measurement of operating leases was $1.1 million. As part of the Company’s restructuring costs reduction plan, the Company subleased a certain portion of its leased office space. Income from the sublease was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively, which is included within General and administrative expenses in the consolidated statements of operations. As of June 30, 2023 the AAP Lease located at 1245 East Main Street, Annville, PA 17003 was terminated under favorable terms, with a total lease termination credit and right of use asset impairment of $0.4 million, which is included within General and administrative expenses in the consolidated statements of operations.

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

Series A and Series B Preferred Warrants
On March 29, 2023, the Company completed a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60 thousand shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with Series A Preferred stock, “Preferred Warrants”) for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.0 million of related party participation. The Company also issued the purchasers in the Preferred Offering warrants to acquire 14.4 million shares of Class A Common Stock.

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

The fair value of the derivative Preferred Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. The change in the value of the derivative Preferred Warrants are included in the accompanying consolidated statements of operations as Change in fair value of warrant liabilities.

The significant assumptions were as follows:

June 30, 2023
Preferred Warrants Fair Value Per Share	$0.22
Preferred Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$0.33
Remaining contractual term in years	4.75
Estimated volatility	100.0%
Dividend yield	0.0%
Risk free interest rate	4.13%

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

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheet as of June 30, 2023 and 2022, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of June 30, 2023, the Company has approximately 4.0 million Private Placement Warrants outstanding.

The significant assumptions were as follows:

June 30, 2023
Private Placement Warrants Fair Value Per Share	$0.01
Private Placement Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$0.33
Remaining contractual term in years	2.04
Estimated volatility	100.0%
Dividend yield	0.0%
Risk free interest rate	4.80%

Contingent consideration payable related to acquisitions
The fair value of the contingent considerations payable for the Aimtell/PushPros and ClickDealer acquisitions (described in Note 5. Acquisitions) were determined using a Monte Carlo fair value analysis, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Change in fair value of contingent consideration liabilities on the consolidated statements of operations.

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock.(See Note 5. Acquisitions).

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition. (See Note 5. Acquisitions).

The contingent consideration for the Traverse acquisition was finalized on May 10, 2023, which the Company paid on July 10, 2023 in the form cash payment of $0.5 million.The following table presents the contingent consideration assumptions.

Aimtell / PushPros
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	11.75%
Risk free / Credit risk	12.00%
Days from period end to payment	90

ClickDealer
Revenue Volatility	50%
Iteration (actual)	100,000
Risk Adjustment Discount Rate	25.75%
Risk free / Credit risk	12.00%
Days from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		June 30, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$24	$24
Preferred warrants - Series A preferred stock	Warrant liabilities	—	—	1,816	1,816
Preferred warrants - Series B preferred stock	Warrant liabilities	—	—	1,362	1,362
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	500	500
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	2,268	2,268
Total		$—	$—	$6,970	$6,970

		June 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$480	$480
Contingent consideration - Crisp Results	Contingent consideration payable - current	—	—	10,000	10,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	428	428
Contingent consideration - Aramis	Contingent consideration payable - non-current	—	—	909	909
Contingent consideration - Aimtell/PushPros	Contingent consideration payable - non-current	—	—	66	66
Total		$—	$—	$11,883	$11,883

The following tables represent the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Series A and B Preferred Warrants	Contingent Consideration
Balance, March 31, 2023	$320	$12,711	$3,923
Changes in fair value	(296)	(9,533)	(90)
Other (1)	—	—	(65)
Balance, June 30, 2023	$24	$3,178	3,768
____________________
(1)Relates to the revision of the initial fair value of the ClickDealer contingent consideration. See Note 5. Acquisitions.

	Private Placement Warrants	Contingent Consideration
Balance, March 31, 2022	$2,120	$11,030
Additions	—	428
Changes in fair value	(1,640)	(55)
Balance, June 30, 2022	$480	$11,403

	Private Placement Warrants	Series A and B Preferred Warrants	Contingent Consideration
Balance, December 31, 2022	$600	$—	$1,453
Additions	—	8,667	2,457
Changes in fair value	(576)	(5,489)	(77)
Other (1)	—	—	(65)
Balance, June 30, 2023	$24	$3,178	$3,768
____________________
(1)Relates to the revision of the initial fair value of the ClickDealer contingent consideration. See Note 5. Acquisitions.

	Private Placement Warrants	Contingent Consideration
Balance, December 31, 2021	$3,960	$8,439
Additions	—	428
Changes in fair value	(3,480)	2,536
Balance, June 30, 2022	$480	$11,403

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

The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board (of which 140,000 preferred shares have been issued).

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

Although the Preferred Stock are mandatorily redeemable, the Preferred Stock have a substantive conversion feature; and therefore, are not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. However, as the Preferred Stock are mandatorily redeemable, redeemable in certain circumstances at the option of the holder, and redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Preferred Stock as mezzanine equity in the consolidated balance sheets. The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. On June 15, 2023 the Company remeasured the Preferred Stock following the accretion method, which resulted in the Preferred Stock being measured at its maximum redemption value of $16.3 million and accretion of $11.3 million, included in Cumulative Deficit on the consolidated balance sheets as of June 30, 2023. The fair value of the preferred stock at issuance was recognized using the discount method, which accounts for the 11% discount of the stated value and a pro-rata allocation of the proceeds between the preferred shares and the warrants, less a pro-rata amount of the transaction costs.

Dividend Rights
The holders of the Preferred Stock are entitled to cumulative dividends at a 4.0% rate, which is accrued and compounded annually whether or not declared. These dividends are payable in cash or Class A Common Stock upon conversion or redemption of the underlying preferred stock.

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

Mandatory Redemption – On and after June 29, 2023, the Preferred Stock are required to redeem 1/10th of the number of the issued shares of Preferred Stock on a monthly basis (“Installments”). The redemption price is paid, at the option of the Company: (i) in cash at an amount that is approximately 104% of the stated value of $111.11 per share plus all accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in a variable number shares of Class A Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable mandatory redemption date, or (3) 90% of the VWAP of the trading day prior to the applicable mandatory redemption date, provided that such share price used will not be below the Floor Price, or (iii) in a combination thereof. Installments may be deferred or reallocated to other dates at the Preferred Stockholders’ discretion.

Accelerated Redemption – The holders of the Preferred Stock have the right to require redemption of all or any part of the Preferred Stock at any time on or after June 15, 2023. Additionally, the Company has the option to elect redemption of all Series A shares at any time on or after June 15, 2023. The redemption price, as elected by the holder, is paid in either (i) the Mandatory Redemption Price in cash, (ii) in a variable number of shares of Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable accelerated redemption date or (3) 90% of the VWAP of the trading day prior to the applicable accelerated redemption date, provided that such share price used will not be below the Floor Price, or (iii) a combination thereof.

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

On July 3, 2023, a non-controlling interest holder redeemed 617,400 Class B Common Stock in exchange for Class A Common Stock on a one-for-one basis.

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

Liquidation Rights
Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), prior and in preference to the common stock and the Series B Preferred Stock, the holders of Series A Preferred Stock are entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 115% of the stated value of $111.11 per share plus all accrued and unpaid dividends and any other amounts due. After the payment of all preferential amounts required to be paid to the Series A holders, the Series B holders shall be entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 115% of the stated value of $111.11 per share purchase price plus all accrued and unpaid dividends and any other amounts due.

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

Redemptions
On June 15, 2023, the Company received notice from the holders of all of the Company’s outstanding Series A Preferred Stock that each holder has elected to have the Company redeem for cash the Series A Preferred Stock held by such holder pursuant to Section 9(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (the “Series A Certificate of Designation”).

Section 9(b) of the Series A Certificate of Designation gives holders of Series A Preferred Stock the right to require the Company to redeem for cash the Series A Preferred Stock for cash at any time on or after June 15, 2023 at the “Corporation’s Mandatory Redemption Price” (as such term is defined in the Series A Certificate of Designation). As of June 15, 2023, the aggregate Corporation’s Mandatory Redemption Price for all of the outstanding Series A Preferred Stock was approximately $9.3 million.

On June 16, 2023, the Board determined that the Company was not legally permitted under applicable Delaware law to effect a redemption for cash of any Series A Preferred Stock. As a result and in accordance with the Securities Purchase Agreement, the Company accrued dividends payable of $89.0 thousand to the Series A Preferred Stockholders, included Cumulative Deficit on the consolidated balance sheets, as of June 30, 2023. Total accrued dividend to Series A and B Preferred Stockholders was $156.0 thousand, as of June 30, 2023.

Relatedly, Section 9(a) of the Series A Certificate of Designation and the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation” and together with the Series A Certificate of Designation, the “Certificates of Designation”) provide for the Company to redeem 1/10th of the outstanding Series A Preferred Stock and Series B Preferred Stock, respectively, for cash or shares of the Company’s Class A common stock on a monthly basis beginning on June 30, 2023 at the “Corporation’s Mandatory Redemption Price.”

As calculated pursuant to the Certificates of Designation, the aggregate Mandatory Redemption Price for the redemptions Series A and B Preferred Stock on June 30, 2023 and July 30, 2023 was approximately $1.8 million and $1.7 million, respectively. Pursuant to the terms of the Certificates of Designation, the Company was not permitted to elect payment in common stock because the Company’s common stock has not traded above the “Floor Price” ($0.484) for 20 trading days prior to redemption, as required by the Certificates of Designation. With respect to each monthly redemption date, the Board determined that the redemption was not permitted under the Certificates of Designation or applicable Delaware law. As a result, the Company did not redeem any shares of Series A Preferred Stock in connection with either monthly redemption.

Note 10. Employee and Director Incentive Plans

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance and repurchase of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $0.9 million and $2.2 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $3.9 million for the three and six months ended June 30, 2022, respectively, and are included in Salaries and related costs within the consolidated statements of operations. Fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date.

Restricted Stock Units

For the three and six months ended June 30, 2023, there were no new RSU awards. During the six months ended June 30, 2023, 362,000 RSUs were forfeited.

On April 12, 2022, the Board voted to award 762,000 RSUs consisting of 381,406 performance-based vesting RSUs (“PRSUs”) and 381,406 time-based vesting RSUs (“TRSUs”) to certain employees of the Company under the 2020 Plan. The PRSUs vest one-fourth each year based on four years of continuous service starting with January 1, 2022 through January 1, 2026. The TRSUs vest one-fourth each years based on four years continuous service starting April 12, 2022 and ending April 12, 2026.Vesting of the PRSUs are also subject to certain performance metrics of the Company, which the Company evaluates on a quarterly basis. The fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date. For PRSUs, fair value was also determined based on the assessed likelihood of meeting the performance metrics for each tranche of the awards as of the grant date. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax benefit of $2.15 million and $2.16 million for the three and six months ended June 30, 2023, respectively. The blended effective tax rate for the three and six months ended June 30, 2023 was 24.5% and 24.5%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc. The

Company recorded income tax expense $0.05 million and $0.36 million for the three and six months ended June 30, 2022, respectively. The blended effective tax rate for the three and six months ended June 30, 2022 was 24.8% and 26.4%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. At June 30, 2023 and December 31, 2022, the remaining current portion of Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(47,493)	$(11,887)	$(68,194)	$(17,244)
Net loss attributable to non-controlling interest	(18,553)	$(4,905)	(26,639)	(7,121)
Accretion and dividend Series A and B convertible redeemable preferred stock	(11,341)	$—	(11,341)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(40,281)	$(6,982)	$(52,896)	$(10,123)

Add: Income effects of Class B convertible common stock	$—	$(4,903)	$—	$(7,116)
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	$(40,281)	$(11,885)	$(52,896)	$(17,239)

Denominator:
Weighted-average Class A common shares outstanding – basic	40,094	39,553	39,805	37,969
Add: dilutive effects of Class B convertible common stock	—	25,699	—	25,713
Weighted-average Class A common shares outstanding – diluted	40,094	65,252	39,805	63,682

Net loss per common share:
Basic – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)
Diluted – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)

Shares of the Company’s Class B convertible common stock and Series A and B Preferred stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock and Series A and B Preferred stock under the two-class method has not been presented.

For the three and six months ended June 30, 2023, the Company excluded 25.7 million shares of Class B convertible common stock, 80 thousand Series A Preferred stock, 60 thousand Series B Preferred stock, 4.0 million private warrants, 10.0 million public warrants, 14.4 million preferred warrants, 1.6 million stock options, 0.9 million RSUs, 0.2 million PRSUs, and the contingent and deferred considerations issued in connection with the ClickDealer and Aramis acquisitions as their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 1.9 million stock options, 1.7 million RSUs and 0.4 million PRSUs, and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive.

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

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG's review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

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

Series A and Series B Preferred Stock and Warrants
On June 15, 2023, Digital Media Solutions, Inc. (the “Company”) received notice from the holders of all of the Company’s outstanding Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) that each holder has elected to have the Company redeem for cash the Series A Preferred Stock held by such holder pursuant to Section 9(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (the “Series A Certificate of Designation”).

Section 9(b) of the Series A Certificate of Designation gives holders of Series A Preferred Stock the right to require the Company to redeem for cash the Series A Preferred Stock for cash at any time on or after June 15, 2023 at the “Corporation’s Mandatory Redemption Price” (as such term is defined in the Series A Certificate of Designation). As of June 15, 2023, the aggregate Corporation’s Mandatory Redemption Price for all of the outstanding Series A Preferred Stock was approximately $9.3 million.

On June 16, 2023, the board of directors of the Company (the “Board”) determined that the Company was not legally permitted under applicable Delaware law to effect a redemption for cash of any Series A Preferred Stock. As a result and in accordance with the Securities Purchase Agreement, the Company accrued dividends payable of $89.0 thousand included in Cumulative Deficit on the consolidated balance sheets as of June 30, 2023.

Relatedly, Section 9(a) of the Series A Certificate of Designation and the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation” and together with the Series A Certificate of Designation, the “Certificates of Designation”) provide for the Company to redeem 1/10th of the outstanding Series A Preferred Stock and Series B Preferred Stock, respectively, for cash or shares of the Company’s Class A common stock on a monthly basis beginning on June 30, 2023 at the “Corporation’s Mandatory Redemption Price.”

As calculated pursuant to the Certificates of Designation, the aggregate Mandatory Redemption Price for the redemptions Series A and B Preferred Stock on June 30, 2023 and July 30, 2023 was approximately $1.8 million and $1.7 million, respectively. Pursuant to the terms of the Certificates of Designation, the Company was not permitted to elect payment in common stock because the Company’s common stock has not traded above the “Floor Price” ($0.484) for 20 trading days prior to redemption, as required by the Certificates of Designation. With respect to each monthly redemption date, the Board determined that the redemption was not permitted under the Certificates of Designation or applicable Delaware law. As a result, the Company did not redeem any shares of Series A Preferred Stock in connection with either monthly redemption.

See Note 8. Fair Value Measurements and Note 9. Equity for further information on the Series A and Series B Preferred Stock and Warrants.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On March 30, 2023, the Company received notice from the New York Stock Exchange (the "NYSE") indicating that the Company is not in compliance with Rule 802.01C of the NYSE’s Listed Company Manual (“Rule 802.01C”) because the average closing price of the Company's Class A common stock was less than $1.00 over a consecutive 30 trading-day period. Under Rule 802.01C, the Company has a period of six months from receipt of the notice to regain compliance with the NYSE minimum stock price listing requirement. The Company has notified the NYSE of its intent to cure the stock price deficiency and return to compliance with the NYSE continued listing standards. The Company intends to consider available alternatives if the Company does not otherwise regain compliance during the cure period, including but not limited to a reverse stock split.

The Company's stockholders have approved a reverse stock split, which the Company's board of directors may determine to implement if necessary to regain compliance with the NYSE's continued listing standards.

On April 28, 2023, Digital Media Solutions, Inc. (the "Company") received notice from the New York Stock Exchange (the "NYSE") indicating that the Company is not in compliance with Rule 802.01B of the NYSE’s Listed Company Manual, which requires it to maintain an average global market capitalization of at least $50.0 million over a consecutive 30-day trading period and, at the same time, a total stockholders’ equity equal to or greater than $50.0 million (the "market capitalization listing standard"). This is a separate notice from the previously announced notice from the NYSE that the Company was not in compliance with the $1.00 30-trading day average price listing standard set forth in Rule 802.01C of the NYSE's Listed Company Manual. Under NYSE rules, the Company has a period of 45 days from receipt of the notice to submit a plan advising the NYSE of definitive actions the Company has taken, or is taking, that would bring it into compliance with the market capitalization listing standard within 18 months of receipt of the notice. The Company submitted a plan to cure the global market capitalization listing standard deficiency. The NYSE has notified the Company that it accepted the Company's remediation plan.

On June 14, 2023, the Company received notice from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (the “NYSE”), indicating that the Staff has determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one share of the Company’s Class A common stock, par value $0.0001 per share at an exercise price of $11.50 per share, and listed to trade on the NYSE under the symbol “DMS WS” from the NYSE and that trading in the Warrants on the NYSE would be suspended immediately. The Staff determined that the Warrants are no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading in the Company’s Class A Common Stock and units on the NYSE will continue, subject to compliance with the NYSE's other listing standards and remediation of the deficiencies noted above.

Results of Operations
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by type:
Customer acquisition	95.7%	95.4%	95.8%	95.9%
Managed services	2.5%	3.4%	2.4%	3.1%
Software services	1.8%	1.2%	1.8%	1.0%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	62.7%	49.1%	62.0%	52.9%
Marketplace	39.3%	59.3%	40.4%	56.4%
Technology Solutions	2.7%	2.8%	2.6%	2.4%
Intercompany eliminations	(4.7)%	(11.2)%	(5.0)%	(11.7)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	76.7%	74.3%	76.0%	72.7%
Gross profit	23.3%	25.7%	24.0%	27.3%
Salaries and related costs	13.9%	14.5%	13.7%	13.5%
General and administrative	14.7%	13.6%	14.5%	11.8%
Depreciation and amortization	7.1%	7.9%	6.3%	7.1%
Impairment of goodwill	41.0%	—%	19.6%	—%
Impairment of intangible assets	9.4%	—%	4.5%	—%
Acquisition costs	0.8%	0.3%	1.7%	0.1%
Change in fair value of contingent consideration	(0.1)%	*	*	1.3%
Loss from operations	(63.5)%	(10.5)%	(36.3)%	(6.5)%
Interest expense, net	8.5%	4.2%	7.9%	3.7%
Change in fair value of warrant liabilities	(11.9)%	(1.8)%	(3.5)%	(1.7)%
Gain on disposal of assets	*	—%	*	—%
Net loss before income taxes	(60.1)%	(12.9)%	(40.7)%	(8.5)%
Income tax (benefit) expense	(2.6)%	*	(1.3)%	0.2%
Net loss	(57.5)%	(12.9)%	(39.4)%	(8.7)%
Net loss attributable to non-controlling interest	(22.5)%	(5.4)%	(15.4)%	(3.6)%
Net loss attributable to Digital Media Solutions, Inc.	(35.1)%	(7.5)%	(24.0)%	(5.1)%
____________________
* Less than one tenth of a percent.

Operating Results for the three and six months ended June 30, 2023 and 2022
The following table presents the consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and the changes from the prior period (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$82,551	$91,197	$(8,646)	(10)%	$172,863	$200,307	$(27,444)	(14)%
Cost of revenue (exclusive of depreciation and amortization)	63,343	67,784	(4,441)	(7)%	131,384	145,624	(14,240)	(10)%
Salaries and related costs	11,489	13,237	(1,748)	(13)%	23,715	26,945	(3,230)	(12)%
General and administrative	12,124	12,444	(320)	(3)%	24,979	23,544	1,435	6%
Depreciation and amortization	5,872	7,173	(1,301)	(18)%	10,955	14,233	(3,278)	(23)%
Impairment of goodwill	33,795	—	33,795	100.0%	33,795	—	33,795	100.0%
Impairment of intangible assets	7,791	—	7,791	100.0%	7,791	—	7,791	100.0%
Acquisition costs	658	279	379	136%	3,003	292	2,711	928%
Change in fair value of contingent consideration	(90)	(55)	(35)	64%	(77)	2,536	(2,613)	(103)%
Loss from operations	(52,431)	(9,665)	(42,766)	443%	(62,682)	(12,867)	(49,815)	387%
Interest expense, net	7,045	3,817	3,228	85%	13,743	7,502	6,241	83%
Change in fair value of warrant liabilities	(9,829)	(1,640)	(8,189)	499%	(6,065)	(3,480)	(2,585)	74%
Gain on disposal of assets	(3)	—	(3)	(100)%	(3)	—	(3)	(100)%
Net loss before income taxes	(49,644)	(11,842)	(37,802)	319%	(70,357)	(16,889)	(53,468)	317%
Income tax (benefit) expense	(2,151)	45	(2,196)	(4880)%	(2,163)	355	(2,518)	(709)%
Net loss	(47,493)	(11,887)	(35,606)	300%	(68,194)	(17,244)	(50,950)	296%
Net loss attributable to non-controlling interest	(18,553)	(4,905)	(13,648)	278%	(26,639)	(7,121)	(19,518)	274%
Net loss attributable to Digital Media Solutions, Inc.	$(28,940)	$(6,982)	$(21,958)	315%	$(41,555)	$(10,123)	$(31,432)	311%

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Brand Direct
Customer acquisition	$50,425	$43,124	$7,301	17%	$104,444	$102,743	$1,701	2%
Managed services	1,269	1,665	(396)	(24)%	2,652	3,274	(622)	(19)%
Total Brand Direct	51,694	44,789	6,905	15%	107,096	106,017	1,079	1%
Marketplace
Customer acquisition	32,477	54,092	(21,615)	(40)%	69,765	112,898	(43,133)	(38)%
Total Marketplace	32,477	54,092	(21,615)	(40)%	69,765	112,898	(43,133)	(38)%
Technology Solutions
Managed services	757	1,403	(646)	(46)%	1,510	2,913	(1,403)	(48)%
Software services	1,468	1,145	323	28%	3,051	1,971	1,080	55%
Total Technology Solutions	2,225	2,548	(323)	(13)%	4,561	4,884	(323)	(7)%
Corporate and Other
Customer acquisition	(3,845)	(10,232)	6,387	(62)%	(8,559)	(23,492)	14,933	(64)%
Total Corporate and Other	(3,845)	(10,232)	6,387	(62)%	(8,559)	(23,492)	14,933	(64)%
Total Customer acquisition	79,057	86,984	(7,927)	(9)%	165,650	192,149	(26,499)	(14)%
Total Managed services	2,026	3,068	(1,042)	(34)%	4,162	6,187	(2,025)	(33)%
Total Software services	1,468	1,145	323	28%	3,051	1,971	1,080	55%
Total Net revenue	$82,551	$91,197	$(8,646)	(10)%	$172,863	$200,307	$(27,444)	(14)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $7.3 million or 17% and $1.7 million or 2% during the three and six months ended June 30, 2023. As our base business continues to experience downward pressure, growth within the period was driven primarily by the acquisition of ClickDealer. Customer acquisition revenue for Marketplace decreased by $21.6 million or 40% and decreased by $43.1 million or 38% for the three and six months ended June 30, 2023. The changes in both the Brand Direct and Marketplace segments were primarily due to continued macro challenges within the insurance industry which continue to apply increased pressure on cost per click (“CPC”) and cost per lead (“CPL”) pricing. Carriers continue to navigate and adjust to unprecedented complex market conditions. The prolonged recovery in Property & Casualty insurance, which remains uncertain, has resulted in acute revenue declines across the business as carrier profitability remains challenged due to high loss ratios. The Company has also experienced a downturn within the Mass Tort business; In addition, there has been a shift in the health insurance distribution model during non-enrollment periods affecting ad spend as well as enhancements to an already highly restrictive regulatory environment, which continues to impact our performance since Q2 of prior year.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $1.0 million or 34% and a decrease of $2.0 million or 33% during the three and six months ended June 30, 2023. The changes were primarily driven by decreased media activity, resulting in lower agency fees. The managed services environment is highly sensitive and correlative to economic drivers especially inflationary in nature. As inflationary pressures and uncertainty persist, the managed services industry will continue to experience contraction.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and six months ended June 30, 2023.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	PPTS Change	2023	2022	PPTS Change
Brand Direct	20.2%	19.3%	0.9	21.5%	20.2%	1.3
Marketplace	21.6%	23.3%	(1.7)	21.5%	25.7%	(4.2)
Technology Solutions	77.1%	83.7%	(6.6)	75.6%	86.0%	(10.4)
Total gross profit percentage	23.3%	25.7%	(2.4)	24.0%	27.3%	(3.3)

Gross profit percentage for Brand Direct increased for the three and six months ended June 30, 2023, in comparison to the same periods in 2022, primarily driven by strong demand across debt consolidation verticals and the ClickDealer acquisition integration due to expanding relationships across our customers and publisher portfolios (see Note 5. Acquisitions).The increased demand for warm transfers in our debt categories allowed us to maximize our strategic partnerships to grow revenue while leveraging our owned & operated properties expanding our gross margin.

Gross profit percentage for Marketplace decreased for the three and six months ended June 30, 2023, in comparison to the same periods in 2022, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our Insurance business as well as the shift in ad spend from non-enrollment periods from some of our health insurance partners. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations.
Gross profit percentage for Technology Solutions decreased for the three and six months ended June 30, 2023, in comparison to the same periods in 2022, primarily driven by the mix of media purchasing activity skewed more heavily towards higher priced media sources which led to compressed budgets and resulted in decreased fees. Additionally, we have seen softness in our margin performance driven by lower utilization across our technology stack within our existing customer base as a result of increased economic inflationary fears and uncertainty.

Total gross profit percentage decreased for the three and six months ended June 30, 2023, in comparison to the same periods in 2022, primarily due to the unexpected impact of inflationary pressures within the insurance industry which led to a decline in click pricing and shifts in health insurance budgets culminating in monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased by $1.7 million or 13.2% for the three months ended June 30, 2023, in comparison to the same period in 2022; and decreased $3.2 million or 12.0% for the six months ended June 30, 2023, in comparison to the same period in 2022, primarily driven by a recently executed reduction in force and corporate restructuring to optimize the operational and administrative support across the organization as well as higher attrition than expected.

General and administrative. General and administrative consist of expenses incurred in our normal course of business relating to office supplies, computer and technology, rent and utilities, insurance, legal and professional fees, state and local taxes and licenses, penalties and settlements and allowance for credit losses, as well as sales and marketing expenses relating to advertising and promotion. We also include other expenses such as investment banking expenses, capital raising costs and costs related to the advancement of our corporate social responsibility program.

General and administrative expenses decreased $0.3 million or 2.6% for the three months ended June 30, 2023, in comparison to the same period in 2022, largely due to reduced accounting and audit fees and deploying a more optimized strategy as it relates to operational consultant engagements; and increased $1.4 million or 6.1% for the six months ended June 30, 2023, in comparison to the same period in 2022, primarily due to the costs related to the termination of the DMS Voice operations.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $1.3 million or 18.1% for the three months ended June 30, 2023, in comparison to the same period in 2022, and decreased $3.3 million or 23.0%, for the six months ended June 30, 2023, in comparison to the same period in 2022, primarily due to fewer intangibles amortized after the impairment recorded as of December 31, 2022, offset by $0.8 million increase related to the ClickDealer Acquisition.

Impairment of goodwill and intangible assets. The Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023. During the three and six months ended June 30, 2023, Impairment of goodwill increased $33.8 million or 100.0% and Impairment of intangible assets increased $7.8 million or 100.0%, respectively, due to the Intangible assets within Marketplace exceeding its recoverability (see Note 4. Goodwill and Intangible Assets).

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs increased $0.4 million or 135.8% for the three months ended June 30, 2023 and increased $2.7 million or 928.4% during the six months ended June 30, 2023, in comparison to the same periods in 2022, primarily due to the ClickDealer acquisition (see Note 5. Acquisitions).

Interest expense, net. Interest expense, net for three and six months ended June 30, 2023 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the administrative agent under the Company’s senior secured credit facility since May 25, 2021 (see Note 6. Debt).

Interest expense, net increased by $3.2 million or 84.6% and increased by $6.2 million or 83.2%, during the three and six months ended June 30, 2023, respectively, in comparison to the same period in 2022. The increases for the three and six months ended June 30, 2023, in comparison to the same periods in 2022, were primarily due to a rate increase of approximately 1.5% in our LIBOR rate as a result of current financial markets.

Income tax (benefit) expense. The Company recorded Income tax (benefit) expense of $(2.2) million and $(2.2) million for the three and six months ended June 30, 2023, respectively. The blended effective tax rate for the three and six months ended June 30, 2023 was 24.5% and 24.5%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc.

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

As explained further below, we use these financial measures internally to review the performance of our business segments without regard to certain accounting treatments, non-operational, extraordinary or non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.

Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion
We use the non-GAAP measures of Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion to assess operating performance. Management believes that these measures provide useful information to investors regarding DMS’s operating performance and its capacity to incur and service debt and fund capital expenditures. DMS believes that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, DMS provides a basis for comparison of our business operations between current, past and future periods by excluding items that DMS does not believe are indicative of our core operating performance.

Financial measures that are non-GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, DMS relies primarily on its GAAP results and uses Adjusted EBITDA, Unlevered Free Cash Flow, and Unlevered Free Cash Flow Conversion only as a supplement.

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, net, (b) income tax (benefit) expense, (c) depreciation and amortization, (d) impairment of intangible assets, (e) change in fair value of warrant liabilities, (f) debt extinguishment, (g) stock-based compensation, (h) change in Tax Receivable Agreement liability, (i) restructuring costs, (j) acquisition costs, and (k) other expense.

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

The following table provides a reconciliation between Adjusted Net Loss and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(47,493)	$(11,887)	$(68,194)	$(17,244)
Adjustments
Interest expense, net	7,045	3,817	13,743	7,502
Income tax (benefit) expense	(2,151)	45	(2,163)	355
Depreciation and amortization	5,872	7,173	10,955	14,233
Impairment of goodwill	33,795	—	33,795	—
Impairment of intangible assets	7,791	—	7,791	—
Change in fair value of warrant liabilities	(9,829)	(1,640)	(6,065)	(3,480)
Change in fair value of contingent consideration liabilities	(90)	(55)	(77)	2,536
Legal and professional fees - Equity cure	1,680	—	3,282	1
Termination of DMS Voice	1,390	—	3,507	—
Stock-based compensation expense	910	2,066	2,168	3,908
Restructuring costs	250	1,784	742	2,178
Acquisition and other related costs (1)	902	279	3,816	292
Gain on disposal of assets	(3)	—	(3)	—
Other expense (2)	833	1,441	964	3,233
Adjusted EBITDA	902	3,023	4,261	13,514
Less: Capital Expenditures	1,770	1,580	2,985	3,197
Unlevered free cash flow	$(868)	$1,443	$1,276	$10,317
Unlevered free cash flow conversion	(96.2)%	47.7%	29.9%	76.3%
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes legal and professional fees associated with the strategic alternatives.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unlevered free cash flow	$(868)	$1,443	$1,276	$10,317
Capital expenditures	1,770	1,580	2,985	3,197
Adjusted net income	902	3,023	4,261	13,514
Impairment of goodwill	33,795	—	33,795	—
Impairment of intangible assets	7,791	—	7,791	—
Acquisition and other related costs (1)	902	279	3,816	292
Change in fair value of contingent consideration liabilities	(90)	(55)	(77)	2,536
Other expenses (2)	833	1,441	964	3,233
Stock-based compensation	910	2,066	2,168	3,908
Restructuring costs	250	1,784	742	2,178
Change in fair value of warrant liabilities	(9,829)	(1,640)	(6,065)	(3,480)
Legal and professional fees - Equity cure	1,680	—	3,282	1
Termination of DMS Voice	1,390	—	3,507	—
Subtotal before additional adjustments	(36,730)	(852)	(45,662)	4,846
Less: Interest expense, net	7,045	3,817	13,743	7,502
Less: Income tax (benefit) expense	(2,151)	45	(2,163)	355
Allowance for credit losses	787	1,339	1,350	1,339
Amortization of right-of-use assets	53	—	295	—
Gain on disposal of assets	(3)	—	(3)	—
Impairment of goodwill	33,795	—	33,795	—
Impairment of intangible assets	7,791	—	7,791	—
Lease restructuring charges	—	2	—	2
Stock-based compensation, net of amounts capitalized	910	3,908	2,168	3,908
Amortization of debt issuance costs	397	938	787	938
Deferred income tax benefit, net	(2,654)	(785)	(2,104)	(785)
Change in fair value of contingent consideration	(90)	2,536	(77)	2,536
Change in fair value of warrant liabilities	(9,829)	(3,480)	(6,065)	(3,480)
Loss from preferred warrants issuance	—	—	553	—
Change in income tax receivable and payable	343	631	(227)	631
Change in accounts receivable	17,323	4,026	15,952	4,026
Change in prepaid expenses and other current assets	2,114	2,585	1,457	2,585
Change in operating right-of-use assets	630	—	630	—
Change in accounts payable and accrued expenses	(15,377)	(1,275)	(8,740)	(1,275)
Change in operating lease liabilities	(557)	—	(1,094)	—
Change in other liabilities	—	27	—	27
Net cash (used in) provided by operating activities	$(5,991)	$5,738	$(10,774)	$7,441
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes legal and professional fees associated with the strategic alternatives.

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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(47,493)	$(11,887)	$(68,194)	$(17,244)
Net loss attributable to non-controlling interest	(18,553)	(4,905)	(26,639)	(7,121)
Accretion and dividend Series A and B convertible redeemable preferred stock	(11,341)	—	(11,341)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(40,281)	$(6,982)	$(52,896)	$(10,123)

Add: Income effects of Class B convertible common stock	$—	$(4,903)	$—	$(7,116)
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	$(40,281)	$(11,885)	$(52,896)	$(17,239)

Denominator:
Weighted-average Class A common shares outstanding – basic	40,094	39,553	39,805	37,969
Add: dilutive effects of Class B convertible common stock	—	25,699	—	25,713
Weighted-average Class A common shares outstanding – diluted	40,094	65,252	39,805	63,682

Net loss per common share:
Basic – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)
Diluted – per Class A common shares	$(1.00)	$(0.18)	$(1.33)	$(0.27)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(40,281)	$(6,982)	$(52,896)	$(10,123)
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	(40,281)	(11,885)	(52,896)	(17,239)
Add adjustments:
Change in fair value of warrant liabilities	(9,829)	(1,640)	(6,065)	(3,480)
Acquisition costs	902	279	3,816	292
Change in fair value of contingent consideration liabilities	(90)	(55)	(77)	2,536
Restructuring costs	250	1,784	742	2,178
Stock-based compensation expense	910	2,066	2,168	3,908
	(7,857)	2,434	584	5,434
Adjusted net loss attributable to Digital Media Solutions, Inc. - basic	(48,138)	(4,548)	(52,312)	(4,689)
Adjusted net loss attributable to Digital Media Solutions, Inc. - diluted	(48,138)	(9,451)	(52,312)	(11,805)

Denominator:
Weighted-average shares outstanding - basic	40,094	39,553	39,805	37,969
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	25,699	25,728	25,699	25,699
Weighted-average Preferred Stock Units that are convertible into Class A common stock	4,884	—	4	—
	70,677	65,281	65,508	63,668

Adjusted EPS - basic	$(0.68)	$(0.07)	$(0.80)	$(0.07)
Adjusted EPS - diluted	$(0.68)	$(0.14)	$(0.80)	$(0.19)

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2023	December 31, 2022	$ Change	% Change
Cash	$25,212	$48,839	$(23,627)	(48)%
Availability under revolving credit facility	$—	$10,000	$(10,000)	(100)%
Total Debt	$270,500	$261,625	$8,875	3%

Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and Interest expense, net. We generate sufficient cash flows for working capital and expect to do so for the foreseeable future. From time to time, we may access debt or equity capital markets to meet our working capital and/or capital expenditure needs.

During the second quarter of 2023, the Company experienced an unexpected decline in revenues due to the continued weakness in the insurance sector. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations The decline in revenue adversely affected the Company's liquidity. In response, during the quarter, the Company drew the remaining $10 million available under its Revolving Facility and subsequently has undertaken efforts to improve its liquidity by undertaking further cost-savings initiatives and negotiating an amendment to its senior secured credit facility as further discussed below.

Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses and Interest expense, net.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. The Term Loan bears interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00%. For the three and six months ended June 30, 2023, the effective interest rate was 10.80%.

Borrowings under the Revolving Facility bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”)), plus 3.25%. Under the Revolving Facility, DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. Since May 25, 2021 our interest rate is based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023. Together with the previously disclosed draws, $50.0 million is currently outstanding under the Revolving Facility. For the three and six months ended June 30, 2023, the effective interest rate was 8.18% and 7.80%, respectively.

On July 3, 2023, the borrowings under the Term Loan and Revolving Facility were amended to transition LIBOR to the Term SOFR as the basis for establishing the interest rate applicable to borrowings under the agreements. See Note 6. Debt for additional information.

The Company’s ability to borrow amounts under the Credit Facility is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of June 30, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment (as defined below) to the Credit Facility.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a First Amendment to the Credit Facility (the “First Amendment”) with the Lenders, which, among other things, modified the Credit Facility as follows:
a.allows for the payment-in-kind (“PIK”) of the quarterly interest payments due and payable on September 30, 2023 and each of the following three quarters, with all PIK interest required to be repaid no later than December 31, 2025;
b.provides that (a) if the borrower exercises the PIK option, the interest rate will be equal to SOFR+11%; (b) if interest is paid in cash during the PIK period, the rate will be equal to SOFR+8%; and (c) following the PIK period, the interest rate will be equal to SOFR+8%; provided that if the Company (1) achieves the credit rating of B3 by Moody’s and B- by S&P, and (2) has repaid the aggregate capitalized PIK interest, the interest rate will be SOFR + 6.0%;
c.if any loans under the Credit Facility remain outstanding on or after January 1, 2025, back-end PIK interest will accrue as follows: 5% for the period from January 1, 2025 through June 30, 2025; 7.5% for the period from July 1, 2025 through December 31, 2025; and 10% in calendar year 2026 until maturity;
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter there after, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 and $10 million thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant); and
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders.

See Note 6. Debt for additional information.

Cash flows from operating activities
Net cash (used in) provided by operating activities was $(10.8) million for the six months ended June 30, 2023 as compared to $7.4 million provided by operating activities in the six months ended June 30, 2022. The increase in cash used in operating activities is primarily attributable to lower business performance and increase in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2023 increased by $29.0 million or 503% to $34.8 million from $5.8 million for the six months ended June 30, 2022, primarily due to the acquisition of ClickDealer during the first quarter of 2023.

Cash flows from financing activities
Net cash provided by (used in) financing activities for the six months ended June 30, 2023 was $22.0 million, reflecting an increase of $23.6 million or 1400%, as compared to $(1.7) million for the six months ended June 30, 2022. This increase was due to the issuance of preferred shares and warrants, and the revolving credit facility draw.

For the six months ended June 30, 2023, our Unlevered Free Cash Flow conversion rate decreased 46% due to lower business performance.

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

Recently Issued Accounting Standards

Refer to Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Condensed Notes to Consolidated Financial Statements (Unaudited), included in Item 1: Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K/A.

Interest Rate Risk
As of June 30, 2023, we had total debt outstanding of $266 million (net of $4.1 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our original Term Loan of $225 million. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 1% (100 basis points) increase in interest rates would increase our interest expense by approximately $1.4 million annually, based on the debt outstanding at June 30, 2023.

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

Based on their evaluation as of June 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2022 Form 10-K/A. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Starting in Q4 of fiscal year 2022 and continuing through June 30, 2023, the Company has taken steps to remediate the material weakness by adding reconciliation controls for the revenue process. We intend to keep assessing our process and adding internal controls as necessary that will continue to mitigate the risk related to the material weakness.

Management’s Report on Internal Control Over Financial Reporting

June 30, 2023 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting related to revenue. Management assessed our internal control over financial reporting as of June 30, 2023 and concluded that a material weakness exists related to revenue. We did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized. Also, during management’s assessment of internal control over financial reporting as of June 30, 2023, we concluded that we did not design and maintain effective information technology general controls for certain information systems that are relevant to the preparation of the financial statements. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included validation using revenue reconciliations and fluctuation analyses.

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

Changes in Internal Control Over Financial Reporting
Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the second quarter of the fiscal year ending December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, outside of those described below, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG's review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2022 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a First Amendment to the Credit Facility (the “First Amendment”) with the Lenders, which, among other things, modified the Credit Facility as follows:
a.allows for the payment-in-kind (“PIK”) of the quarterly interest payments due and payable on September 30, 2023 and each of the following three quarters, with all PIK interest required to be repaid no later than December 31, 2025;
b.provides that (a) if the borrower exercises the PIK option, the interest rate will be equal to SOFR+11%; (b) if interest is paid in cash during the PIK period, the rate will be equal to SOFR+8%; and (c) following the PIK period, the interest rate will be equal to SOFR+8%; provided that if the Company (1) achieves the credit rating of B3 by Moody’s and B- by S&P, and (2) has repaid the aggregate capitalized PIK interest, the interest rate will be SOFR + 6.0%;
c.if any loans under the Credit Facility remain outstanding on or after January 1, 2025, back-end PIK interest will accrue as follows: 5% for the period from January 1, 2025 through June 30, 2025; 7.5% for the period from July 1, 2025 through December 31, 2025; and 10% in calendar year 2026 until maturity;
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter there after, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 and $10 million thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant); and
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders.

Certain of the lenders and their affiliates have provided from time to time, and may continue to provide, investment banking, commercial banking, financial and other services to us for which we have paid, and intend to pay, customary fees.The amendment does not contemplate the issuance of any equity or warrants to the Company’s lenders. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached hereto as Exhibit 10.1.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
3.2	Bylaws of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on July 16, 2020).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.5 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.6 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
10.1*	First Amendment to the Credit Agreement, dated as of August 16, 2023, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 17, 2023

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Vanessa Guzmán-Clark
Name:	Vanessa Guzmán-Clark
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)