Form 10-Q
period 2023-09-30
Digital Media Solutions, Inc.
filed 2023-11-14
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

(Former Name or Former Address, if Changed Since Last Report)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	DMSL (1)	N/A (1)
____________________
(1)On October 10, 2023, the New York Stock Exchange (the “NYSE”) filed a Form 25 to delist our common stock and remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting was effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Our common stock is currently quoted on the Over-The-Counter Pink Market under the symbol “DMSL”.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, 2,765,764 shares of the registrant’s Class A common stock; 1,672,139 of the registrant’s Class B common stock, par value $0.0001 per share; and 28,443,522 warrants to purchase shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

2

Digital Media Solutions, Inc.

3

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

This Quarterly Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Quarterly Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1955. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, DMS’s expectations with respect to its and ClickDealer’s future performance and its ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside DMS’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) DMS’s ability to attain the expected financial benefits from the ClickDealer transaction; (2) any impacts to the ClickDealer business from our acquisition thereof, (3) the COVID-19 pandemic or other public health crises; (4) management of our international expansion as a result of the ClickDealer acquisition; (5) changes in client demand for our services and our ability to adapt to such changes; (6) the entry of new competitors in the market; (7) the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions; (8) the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets; (9) the performance of DMS’s technology infrastructure; (10) the ability to protect DMS’s intellectual property rights; (11) the ability to successfully source, complete and integrate acquisitions; (12) the ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including any integration of the ClickDealer business; (13) changes in applicable laws or regulations and the ability to maintain compliance; (14) our substantial levels of indebtedness; (15) volatility in the trading price of our common stock and warrants; (16) fluctuations in value of our private placement warrants; (17) risks arising from the delisting of our common stock from the NYSE; and (18) other risks and uncertainties indicated from time to time in DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on April 5, 2023 (“2022 Form 10-K/A”) and its subsequent filings with the SEC.

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

4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,246	$48,839
Accounts receivable, net of allowances of $4,404 and $4,656, respectively	38,708	48,109
Prepaid and other current assets	2,701	3,296
Income tax receivable	2,579	1,966
Total current assets	61,234	102,210
Property and equipment, net	15,929	17,702
Operating lease right-of-use assets, net	1,007	2,187
Goodwill	48,444	77,238
Intangible assets, net	39,956	27,519
Deferred tax assets	968	—
Other assets	1,434	765
Total assets	$168,972	$227,621
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$36,824	$39,908
Accrued expenses and other current liabilities	9,817	7,101
Current portion of long-term debt	2,750	2,250
Tax Receivable Agreement liability	164	164
Operating lease liabilities - current	2,067	2,175
Contingent consideration payable - current	1,779	1,453
Total current liabilities	53,401	53,051
Long-term debt	274,040	254,573
Deferred tax liabilities	—	1,112
Operating lease liabilities - non-current	733	2,232
Warrant liabilities	718	600
Contingent consideration payable - non-current	1,281	—
Total liabilities	330,173	311,568
Preferred stock, $0.0001 par value, 100,000 shares authorized; 80 Series A and 60 Series B convertible redeemable issued and outstanding, respectively at September 30, 2023	16,490	—
Stockholders' deficit:
Class A common stock, $0.0001 par value, 500,000 shares authorized; 2,766 issued and outstanding at September 30, 2023	4	4
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 1,672 issued and outstanding at September 30, 2023	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at September 30, 2023	—	—
Additional paid-in capital	(12,077)	(14,054)
Treasury stock, at cost, 10 and 0 shares, respectively	(235)	(181)
Cumulative deficit	(96,593)	(32,896)
Total stockholders' deficit	(108,898)	(47,124)
Non-controlling interest	(68,793)	(36,823)
Total deficit	(177,691)	(83,947)
Total liabilities, preferred stock and stockholders' deficit	$168,972	$227,621

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	$76,033	$90,066	$248,898	$290,372
Cost of revenue (exclusive of depreciation and amortization)	58,506	66,378	189,892	211,997
Salaries and related costs	10,770	11,668	34,484	38,612
General and administrative expenses	10,087	9,076	35,072	32,622
Depreciation and amortization	4,778	7,142	15,732	21,377
Impairment of goodwill	—	—	33,795	—
Impairment of intangible assets	—	—	7,791	—
Acquisition costs	17	14	3,020	306
Change in fair value of contingent consideration liabilities	(208)	(3)	(285)	2,533
Loss from operations	(7,917)	(4,209)	(70,603)	(17,075)
Interest expense, net	11,989	4,570	25,732	12,072
Change in fair value of warrant liabilities	(2,484)	1,000	(8,549)	(2,480)
Change in Tax Receivable Agreement liability	—	(121)	—	(121)
Other (1)	19	—	11	—
Net loss before income taxes	(17,441)	(9,658)	(87,797)	(26,546)
Income tax (benefit) expense	(334)	463	(2,498)	819
Net loss	(17,107)	(10,121)	(85,299)	(27,365)
Net loss attributable to non-controlling interest	(6,445)	(4,010)	(33,099)	(10,765)
Net loss attributable to Digital Media Solutions, Inc.	$(10,662)	$(6,111)	$(52,200)	$(16,600)

Weighted-average Class A common shares outstanding – basic	2,763	2,664	2,721	2,510
Weighted-average Class A common shares outstanding – diluted	2,763	4,377	2,721	2,510

Loss per share attributable to Digital Media Solutions, Inc.:
Basic – per Class A common shares	$(3.92)	$(2.29)	$(23.41)	$(6.61)
Diluted – per Class A common shares	$(3.92)	$(2.31)	$(23.41)	$(6.61)
____________________
(1)Represents Foreign exchange loss (gain) and Gain on disposal of assets.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	140	$16,334	2,704	$4	1,713	$3	$(9,783)	$(211)	$(85,775)	$(95,762)	$(65,250)	$(161,012)
Net (loss)	—	—	—	—	—	—	—	—	(10,662)	(10,662)	(6,445)	(17,107)
Shares issued in connection with the Crisp Earnout (Note 5)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	608	—	—	608	—	608
Series A preferred stock dividends (2)	—	89	—	—	—	—	—	—	(89)	(89)	—	(89)
Series B preferred stock dividends (2)	—	67	—	—	—	—	—	—	(67)	(67)	—	(67)
Shares issued under the 2020 Omnibus Incentive Plan	—	—	26	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	—	—	(5)	—	—	—	—	(24)	—	(24)	—	(24)
Impact of transactions affecting non-controlling interest (3)	—	—	41	—	(41)	—	(2,902)	—	—	(2,902)	2,902	—
Balance, September 30, 2023	140	$16,490	2,766	$4	1,672	$3	$(12,077)	$(235)	$(96,593)	$(108,898)	$(68,793)	$(177,691)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)Represents Series A and Series B preferred stock dividends, which have not been paid.
(3)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, Balance, June 30, 2022	2,437	$3	1,713	$3	$(22,313)	$—	$(11,060)	$(33,367)	$(28,152)	$(61,519)
Net (loss)	—	—	—	—	—	—	(6,111)	(6,111)	(4,010)	(10,121)
Shares issued in connection with the Crisp Earnout (Note 8)	199	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	1,579	—	—	1,579	—	1,579
Shares issued under the 2020 Omnibus Incentive Plan	33	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	(8)	—	—	—	—	(156)	—	(156)	—	(156)
Impact of transactions affecting non-controlling interest (1)	—	—	—	—	(6,804)	—	—	(6,804)	6,804	—
Balance, September 30, 2022	2,661	$4	1,713	$3	$(17,539)	$(156)	$(17,171)	$(34,859)	$(25,358)	$(60,217)
____________________
(1)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the Crisp Earnout and shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	2,695	$4	1,713	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
Net loss	—	—	—	—	—	—	—	—	(52,200)	(52,200)	(33,099)	(85,299)
Stock-based compensation	—	—	—	—	—	—	3,106	—	—	3,106	—	3,106
Series A convertible redeemable preferred stock	80	2,853	—	—	—	—	—	—	—	—	—	—
Series B convertible redeemable preferred stock	60	2,140	—	—	—	—	—	—	—	—	—	—
Accretion Series A convertible redeemable preferred stock	—	6,391	—	—	—	—	—	—	(6,391)	(6,391)	—	(6,391)
Accretion Series B convertible redeemable preferred stock	—	4,794	—	—	—	—	—	—	(4,794)	(4,794)	—	(4,794)
Series A preferred stock dividends (2)	—	178	—	—	—	—	—	—	(178)	(178)	—	(178)
Series B preferred stock dividends (2)	—	134	—	—	—	—	—	—	(134)	(134)	—	(134)
Shares issued under the 2020 Omnibus Incentive Plan	—	—	38	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	—	—	(8)	—	—	—	—	(54)	—	(54)	—	(54)
Impact of transactions affecting non-controlling interest (3)	—	—	41	—	(41)	—	(1,129)	—	—	(1,129)	1,129	—
Balance, September 30, 2023	140	$16,490	2,766	$4	1,672	$3	$(12,077)	$(235)	$(96,593)	$(108,898)	$(68,793)	$(177,691)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)Represents Series A and Series B preferred stock dividends, which have not been paid.
(3)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2021	2,415	$3	1,713	$3	$(25,239)	$—	$(944)	$(26,177)	$(21,641)	$(47,818)
Net loss	—	—	—	—	—	—	(16,600)	(16,600)	(10,765)	(27,365)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	10	—	—	—	—	—	—	—	—	—
Shares issued in connection with the Crisp Earnout (Note 8)	199	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	5,695	—	—	5,695	—	5,695
Shares issued under the 2020 Omnibus Incentive Plan	45	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	—	(573)	(573)
Treasury stock purchased under the 2020 Omnibus Incentive Plan	(8)	—	—	—	—	(156)	—	(156)	—	(156)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(7,621)	—	—	(7,621)	7,621	—
Balance, September 30, 2022	2,661	$4	1,713	$3	$(17,166)	$(156)	$(17,544)	$(34,859)	$(25,358)	$(60,217)
____________________
(1)On January 17, 2022, the Sellers of SmarterChaos redeemed their remaining non-controlling interest held through DMSH Units in exchange for 10 thousand shares of Class A Common Stock in DMS, Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.
(2)Represents tax distributions to shareholders Prism, Clairvest and the Sellers of SmarterChaos. As of September 30, 2022, $10 thousand of these distributions had not been paid.
(3)The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional DMSH units redeemed and issued to Class A Common Stock by the Sellers of SmarterChaos, shares issued in connection with the Crisp Earnout and shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(85,299)	$(27,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Allowance for credit losses, net	1,716	1,305
Depreciation and amortization	15,732	21,377
Amortization of right-of-use assets	522	—
Gain on disposal of assets	(3)	—
Impairment of goodwill	33,795	—
Impairment of intangible assets	7,791	—
Lease restructuring charges	—	(167)
Stock-based compensation, net of amounts capitalized	2,620	5,332
Interest expense paid-in-kind	11,417	—
Amortization of debt issuance costs	2,420	1,149
Deferred income tax benefit, net	(2,080)	(1,160)
Change in fair value of contingent consideration	(285)	2,533
Change in fair value of warrant liabilities	(8,549)	(2,480)
Loss from preferred warrants issuance	553	—
Change in Tax Receivable Agreement liability	—	(120)
Change in income tax receivable and payable	(613)	1,297
Change in accounts receivable	14,644	4,824
Change in prepaid expenses and other current assets	(36)	1,120
Change in operating right-of-use assets	670	—
Change in accounts payable and accrued expenses	(6,197)	(5,341)
Change in operating lease liabilities	(1,658)	—
Change in other liabilities	—	(195)
Net cash (used in) provided by operating activities	(12,840)	2,109
Cash flows from investing activities
Additions to property and equipment	(4,500)	(5,247)
Acquisition of business, net of cash acquired	(33,565)	(2,579)
Net cash used in investing activities	(38,065)	(7,826)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facilities	10,000	—
Payments of long-term debt and notes payable	(1,688)	(1,687)
Payments of borrowings on revolving credit facilities	(125)	—
Payment of debt issuance costs	(1,928)	—
Proceeds from preferred shares and warrants issuance, net	13,107	—
Purchase of treasury stock related to stock-based compensation	(54)	(156)
Distributions to non-controlling interest holders	—	(563)
Net cash provided by (used in) financing activities	19,312	(2,406)
Net change in cash and cash equivalents	(31,593)	(8,123)
Cash and cash equivalents, beginning of period	48,839	26,394
Cash and cash equivalents, end of period	$17,246	$18,271

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$13,074	$10,651
Income taxes	195	662
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$2,392	$2,971
Stock-based compensation capitalized in property and equipment	486	363
Capital expenditures included in accounts payable	192	236
Issuance of equity for Crisp Results	—	10,000
Debt amendment fees paid-in-kind - long-term debt	4,410	—
Debt amendment fees paid-in-kind - revolving credit facilities	1,000	—
Interest paid-in-kind - long-term debt	9,307	—
Interest paid-in-kind - revolving credit facilities	2,110	—

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business
Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Quarterly Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida. The Company generates revenue in North America and internationally, with the majority of the revenue in the United States.

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

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo Holdings Corp. (“Leo”) pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 62.3% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) retained approximately 37.7% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2022 Form 10-K/A.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of September 30, 2023, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 37.7% and as of December 31, 2022 it was 39.1%.
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

Reverse Stock Split
On August 28, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded up to the nearest whole share. See Note 9. Equity for additional information.

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

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in our 2022 Form 10-K/A, except those related to the accounting and valuation of preferred stock and warrants. See Note 8. Fair Value Measurements and Note 9. Equity.

New Accounting Standards

Accounting Standards Recently Adopted
In June 2016, the FASB issued authoritative guidance Accounting Standards Codification (“ASC”) 326 Financial Instruments - Credit Losses, regarding the impairment model known as the current expected credit loss (“CECL”) model on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a CECL model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires adoption using a modified retrospective approach and is effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2023.

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

As of September 30, 2023, there were no new accounting standards that would need to be disclosed.

Note 2. Revenue

Disaggregation of Revenue
The following tables present the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended September 30, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$43,446	$35,081	$—	$(5,111)	$73,416
Managed services	594	—	511	—	1,105
Software services	—	—	1,512	—	1,512
Total Net revenue	$44,040	$35,081	$2,023	$(5,111)	$76,033

	Three Months Ended September 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$41,381	$53,230	$—	$(8,059)	$86,552
Managed services	937	—	1,076	—	2,013
Software services	—	—	1,501	—	1,501
Total Net revenue	$42,318	$53,230	$2,577	$(8,059)	$90,066

	Nine Months Ended September 30, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$147,892	$104,846	$—	$(13,670)	$239,068
Managed services	3,246	—	2,021	—	5,267
Software services	—	—	4,563	—	4,563
Total Net revenue	$151,138	$104,846	$6,584	$(13,670)	$248,898

	Nine Months Ended September 30, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$144,123	$166,128	$—	$(31,551)	$278,700
Managed services	4,211	—	3,989	—	8,200
Software services	—	—	3,472	—	3,472
Total Net revenue	$148,334	$166,128	$7,461	$(31,551)	$290,372

The Company generated revenue outside the United States through its 2023 ClickDealer acquisition. The following table represents these revenues by region (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Europe	$5,980	$11,049
Other International	3,108	6,649

Accounts Receivable, net
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, delinquency trends and current credit conditions. The Company reviews its Allowance for credit losses monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The activity in the Allowance for credit losses is as follows (in thousands):

Balance, December 31, 2022	$4,656
Additions charged to expense	1,949
Deductions/write-offs	(1,968)
ASU 2016-13 (Topic 326) adjustment	(233)
Balance, September 30, 2023	$4,404

Contract Balances
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue and recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the balance of deferred revenue was $0.8 million and $1.0 million, respectively. We expect the majority of the deferred revenue balance at September 30, 2023 to be recognized as revenue during the following quarter.

For the three and nine months ended September 30, 2023, one customer accounted for approximately 14.0% and 14.9%, respectively, of our total revenue. For the three and nine months ended September 30, 2022, one customer accounted for approximately 27.9% and 23.0%, respectively, of our total revenue.

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

The following tables are a reconciliation of the operations of our segments to loss from operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$76,033	$90,066	$248,898	$290,372
Brand Direct	44,040	42,318	151,138	148,334
Marketplace	35,081	53,230	104,846	166,128
Technology Solutions	2,023	2,577	6,584	7,461
Intercompany eliminations	(5,111)	(8,059)	(13,670)	(31,551)
Cost of revenue (exclusive of depreciation and amortization)	58,506	66,378	189,892	211,997
Brand Direct	36,474	32,873	120,522	117,459
Marketplace	26,713	41,202	81,498	125,045
Technology Solutions	430	362	1,542	1,044
Intercompany eliminations	(5,111)	(8,059)	(13,670)	(31,551)
Gross profit (exclusive of depreciation and amortization)	17,527	23,688	59,006	78,375
Brand Direct	7,566	9,445	30,616	30,875
Marketplace	8,368	12,028	23,348	41,083
Technology Solutions	1,593	2,215	5,042	6,417
Salaries and related costs	10,770	11,668	34,484	38,612
General and administrative expenses	10,087	9,076	35,072	32,622
Depreciation and amortization	4,778	7,142	15,732	21,377
Impairment of goodwill	—	—	33,795	—
Impairment of intangible assets	—	—	7,791	—
Acquisition costs	17	14	3,020	306
Change in fair value of contingent consideration liabilities	(208)	(3)	(285)	2,533
Loss from operations	$(7,917)	$(4,209)	$(70,603)	$(17,075)

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, December 31, 2022	$18,321	$54,554	$4,363	$77,238
Additions (Note 5)	2,308	2,693	—	5,001
Impairment of goodwill	—	(33,795)	—	(33,795)
Balance, September 30, 2023	$20,629	$23,452	$4,363	$48,444

The carrying amount of Goodwill for the Marketplace segment had accumulated impairment of $33.8 million as of September 30, 2023 and no impairment as of December 31, 2022.

Intangible assets, net

Finite-lived Intangible assets, net consisted of the following (in thousands):

		September 30, 2023				December 31, 2022
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$59,096	$(5,951)	$(43,515)	$9,630	$54,316	$(5,933)	$(39,411)	$8,972
Customer relationships	4 to 15	71,323	(20,119)	(25,331)	25,873	49,423	(12,387)	(21,205)	15,831
Brand	1 to 7	14,879	(3,291)	(7,144)	4,444	12,169	(3,250)	(6,233)	2,686
Non-competition agreements	1 to 3	1,898	—	(1,889)	9	1,898	—	(1,868)	30
Total		$147,196	$(29,361)	$(77,879)	$39,956	$117,806	$(21,570)	$(68,717)	$27,519

The weighted average amortization period for intangible assets is 8 years in total, and by category is 6 years for technology, 10 years for customer relationships, 6 years for brand, 3 years for non-competition agreements.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$2,464	$9,504	$4,990	$4,301	$3,686	$15,011

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $2.5 million and $9.2 million for the three and nine months ended September 30, 2023, respectively, and $5.0 million and $15.0 million for the three and nine months ended September 30, 2022, respectively.

Impairment analysis
Related to goodwill impairment, the Company considered if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount during three months ended September 30, 2023, noting that there were no indicators of impairment under ASC 350-20, Goodwill.

During the second quarter of 2023, the Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit. The Company determined the fair value of Goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. The result of our interim impairment test indicated that there was Goodwill impairment of $33.8 million for the period ended June 30, 2023.

For the three and nine months ended September 30, 2022, there were no triggering events related to Goodwill.

Related to impairment of finite-lived assets, the Company considered whether any event occurred or circumstances changed that would be indicative of impairment triggering events under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during the three months ended September 30, 2023, noting no indicators of impairment.

Further, the Company performed a recoverability test related to finite-lived intangible assets for certain asset groups in the Marketplace reporting unit to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test compared to the asset group’s carrying value of invested capital was less than the carrying value indicating an impairment. As a result, the Company calculated the fair value of the finite-lived intangible assets. Intangible assets include technology, brand, and customer relationships. The fair value of technology was determined using the Relief from Royalty Approach; fair value of the customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $7.8 million to Intangible assets which are in asset groups included in the Marketplace reporting unit, which is included in the consolidated statements of operations as Impairment of intangible assets for the period ended June 30, 2023. For the three months ended September 30, 2023, the recoverability test resulted in no impairments to finite-lived assets.

For the three and nine months ended September 30, 2022, there were no triggering events related to finite-lived assets.

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

The Company paid cash consideration of $31.8 million upon closing of the transaction, with an additional $3.5 million in holdbacks, subject to certain criteria. On July 3, 2023, after the successful completion of the first tranche in criteria was met, $1.0 million of the holdback was paid to the Sellers in cash. The transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain revenue and net margin based milestones in two subsequent one-year measurement periods, payable in cash or, if mutually agreed to by the Company and the Seller, in Class A Common Stock. The Estimated Net Working Capital adjustment upon closing was $0.3 million. The Final Net Working Capital adjustment was $0.6 million. On August 22, 2023 the Post-closing Net Working Capital adjustment amount together with $0.5 million of the holdback was paid to the Sellers in cash. The remaining holdback of $2.0 million is expected to be released within 24 months of the closing date, subject to certain criteria.

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

Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, we have made adjustments to the initial fair value of our intangible assets, goodwill, contingent consideration and working capital. The impact of these adjustments on the acquisition date fair values are as follows (in thousands):

ClickDealer	Acquisition Date Fair Value	Fair Value Mark-to-Market Changes	Revised Acquisition Date Fair Value
Goodwill	$6,207	$(1,206)	$5,001
Intangible Assets:
Technology	$5,010	$(230)	$4,780
Customer relationships	$20,400	$1,500	$21,900
Brand	$2,840	$(130)	$2,710

Contingent consideration liability	$2,457	$(65)	$2,392

Working capital accounts	$3,320	$245	$3,565

The Company primarily used Income Approach methodologies, which represents Level 3 fair value measurements, to assess the components of its purchase price allocation. The acquisition was accounted for as a business combination, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to Goodwill. Under ASC 805, Business Combinations, an acquirer must recognize any assets acquired and liabilities assumed at the acquisition date, measured at fair value as of that date. Assets meeting the identification criteria included tangible assets, such as real and personal property, and intangible assets. Identified intangible assets included the brand and customer relationships of the acquired business. Fair value of the ClickDealer and HomeQuote.io brands was determined using the Income Approach and Relief from Royalty Method, fair value of the technology was determined using the Relief from Royalty Method, and fair value of customer relationships was determined using the Multi Period Excess Earnings Method.

The Goodwill related to this transaction reflects the workforce and synergies expected from combining the operations of ClickDealer and will be included in the Brand Direct reportable segment for ClickDealer and in the Marketplace reportable segment for HomeQuote.io. The Goodwill expected to be deductible for tax purposes is being evaluated. Intangible assets primarily consist of brand, technology and customer relationships with an estimated useful life of five years for brand, seven years for technology and twelve years for customer relationships.

Traverse
On May 10, 2022, the Company acquired Traverse Data, Inc. (“Traverse”). Traverse is a marketing and advertising technology company. The Company paid cash consideration of $2.5 million upon closing of the transaction. The transaction also includes up to $0.5 million in contingent consideration, subject to the achievement of certain milestones, to be paid in cash 15 months after the acquisition date. Accounting for the acquisition was completed on May 10, 2023. The contingent consideration for the Traverse acquisition was finalized on May 10, 2023, which the Company paid on July 10, 2023 in the form cash payment of $0.5 million.

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

The Company paid consideration of $40.0 million upon closing of the transaction, consisting of $20.0 million cash and 106.7 thousand Class A Common Stock valued at $20.0 million. The transaction also included up to $10.0 million in contingent consideration, and a $5.0 million deferred payment, to be paid 18 months after the acquisition date. Accounting for the acquisition was completed on March 31, 2022. The Company paid the contingent consideration on July 1, 2022 in the form of 199.3 thousand unregistered shares of Class A Common Stock, priced at $50.18, the average closing price of the Class A common stock during the twenty trading-day period ended March 31, 2022. The $5.0 million deferred consideration became due on October 1, 2022, which the Company paid on October 4, 2022.

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

The Company paid consideration of $20.0 million upon closing of the transaction, consisting of $5.0 million in cash and approximately 86.0 thousand shares of Class A Common Stock valued at $15.0 million. The transaction also included up to $15.0 million in contingent consideration to be earned over the three years following the acquisition, subject to the achievement of certain milestones. The contingent consideration can be paid in cash or Class A Common Stock at the election of the Company. Accounting for the acquisition was completed on March 31, 2022.

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition. The contingent consideration for the Aimtell / PushPros acquisition will finalize on December 31, 2023, the end of the earnout period.

Acquisitions’ Fair Value Measurement and Pro Forma Information

The acquisition date fair value of assets acquired and liabilities assumed from the Traverse and ClickDealer acquisitions consist of the following (in thousands):

	Expected Useful Life	Traverse	ClickDealer
		2022	2023
Cash		$232	$—
Goodwill		735	5,001
Technology	4 to 7	2,470	4,780
Customer relationships	4 to 12	50	21,900
Accounts receivable		276	6,959
Brand	1 to 7	60	2,710
Accounts payable		(232)	(3,561)
Other assets acquired and liabilities assumed, net (1)		7	167
Net assets and liabilities acquired		$3,598	$37,956
____________________
(1)Other assets acquired and liabilities assumed, net includes prepaid expenses and other current assets, partially offset by other current liabilities (e.g., Travel and expense payables, payroll liabilities, tax liabilities, and transition services payable).

The weighted average amortization period for Traverse acquisition technology is 5 years, customer relationships is 5 years, brand is 3 years and non-compete agreements is 1 year. The weighted average amortization period for ClickDealer acquisition technology is 7 years, customer relationships is 12 years and brand is 5 years. In total, the weighted average amortization period for Traverse is 5 years and ClickDealer is 10 years.

The following schedules represent the amount of net revenue and net loss from operations related to Traverse and ClickDealer acquisitions which have been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	ClickDealer	ClickDealer
Net revenue	$19,582	$37,392
Net income from operations	$(224)	$479

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Traverse	Traverse
Net revenue	$709	$1,069
Net income from operations	$229	$299

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. There is no pro forma financial information for three months ended September 30, 2023 as the results remain consistent. Pro forma financial information is presented in the table below (in thousands):

	Three Months Ended September 30, 2022
	(unaudited)
	DMS	ClickDealer	Pro Forma
Net revenue	$90,066	$21,087	$111,153
Net income from operations	$(4,209)	$2,339	$(1,870)

	Nine Months Ended September 30, 2023
	(unaudited)
	DMS	ClickDealer	Pro Forma
Net revenue	$248,898	$19,865	$268,763
Net income (loss) from operations	$(70,603)	$1,704	$(68,899)

	Nine Months Ended September 30, 2022
	(unaudited)
	DMS	Traverse	ClickDealer	Pro Forma
Net revenue	$290,372	$999	$57,624	$348,995
Net income from operations	$(17,075)	$(417)	$5,942	$(11,550)

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

Note 6. Debt

The following table presents the components of outstanding debt (in thousands):

	September 30, 2023	December 31, 2022
Term loan	$233,654	$221,625
Revolving credit facility	52,985	40,000
Total debt	286,639	261,625
Less: Unamortized debt issuance costs (1)	(9,849)	(4,802)
Debt, net	276,790	256,823
Less: Current portion of long-term debt	(2,750)	(2,250)
Long-term debt	$274,040	$254,573
____________________
(1)Includes net debt issuance discount, amendment’s administrative fees and other costs.

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

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. Under the original agreement, the Term Loan would bear interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. From May 25, 2021 to July 3, 2023 our interest rate was based on LIBOR plus 5.00%.

Under the original agreement, borrowings under the Revolving Facility would bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”), plus 3.25%. DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. From May 25, 2021 to July 3, 2023, our interest rate was based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023.

On July 3, 2023, the Term Loan and Revolving Facility were amended to transition LIBOR to the Term Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to borrowings under the agreements. The interest rate is based on SOFR Benckmark Replacement plus 5.00% for the Term Loan and SOFR Benckmark Replacement plus 4.25% for Revolving Facility.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a First Amendment to the Credit Facility (the “First Amendment”) with the Lenders, which, among other things, modified the Credit Facility as follows:
a.allows for the payment-in-kind (“PIK”) of the quarterly interest payments due and payable on September 30, 2023 and each of the following three quarters, with all PIK interest required to be repaid no later than December 31, 2025;
b.provides that (a) if the borrower exercises the PIK option, the interest rate will be equal to SOFR+11%; (b) if interest is paid in cash during the PIK period, the rate will be equal to SOFR+8%; and (c) following the PIK period, the interest rate will be equal to SOFR+8%; provided that if the Company (1) achieves the credit rating of B3 by Moody’s and B- by S&P, and (2) has repaid the aggregate capitalized PIK interest, the interest rate will be SOFR + 6.0%;
c.if any loans under the Credit Facility remain outstanding on or after January 1, 2025, back-end PIK interest will accrue as follows: 5% for the period from January 1, 2025 through June 30, 2025; 7.5% for the period from July 1, 2025 through December 31, 2025; and 10% in calendar year 2026 until maturity;
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter there after, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 and $10 million thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant);
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders; and
h.establishes a minimum payment for the revolver of 1.0% per annum of the original aggregate principal amount of the Revolving Facility outstanding as of the First Amendment effective date, paid quarterly.

The First Amendment, as it relates to the Term Loan, was accounted for as a modification for accounting purposes. As such, $6.3 million in fees due to the Lenders was paid-in-kind and capitalized as additional debt issuance costs. These costs, plus the initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan are being amortized over the term of the loan using the effective interest method. As of September 30, 2023, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $2.4 million and $7.5 million, respectively. As of December 31, 2022, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.0 million and $1.8 million, respectively.

Related to the Revolving Facility, the First Amendment added an additional $0.8 million in lender fees to debt issuance costs. At September 30, 2023 and December 31, 2022, unamortized debt issuance costs of $1.2 million and $0.6 million, respectively, from the Revolving Facility are classified as Other assets within the consolidated balance sheets.

For the quarter ended September 30, 2023, the Company elected to exercise the first PIK option. Accordingly, $9.3 million of interest expense was added to the outstanding principal balance of the Term Loan, and $2.1 million of interest expense was added to the outstanding principal balance of the Revolving Facility. As of September 30, 2023, the total outstanding balance of the Term Loan and the Revolving Facility is $233.7 million and $53.0 million, respectively. For the three and nine months ended September 30, 2023, the effective interest rate was 15.2% and 12.1%, respectively, for the Term Loan. For the three and nine months ended September 30, 2023, the effective interest rate related to the Revolving Facility was 16.60% and 14.80%, respectively.

As noted above, the Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of September 30, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment (as defined above) to the Credit Facility. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of September 30, 2023, the Company was in compliance with the First Amendment’s minimum liquidity covenant.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at September 30, 2023 (in thousands):

2023	$688
2024	2,750
2025	14,167
2026	269,034
Total debt	$286,639

Note 7. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of September 30, 2023 (in thousands):

Lease Amounts
2023	$566
2024	1,751
2025	546
Total	2,863
Less: Imputed interest	(63)
Present value of operating lease liabilities	$2,800

As of September 30, 2023, the operating lease weighted average remaining lease term is 1.7 years and the operating lease weighted average remaining discount rate is 3.46%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Statement of Operations Location	2023	2022	2023	2022
Operating lease costs	General and administrative expenses	$282	$163	$864	$549
Short-term lease costs	General and administrative expenses	86	92	277	186
Sub-lease income	General and administrative expenses	(183)	(145)	(545)	(388)
Total lease costs, net		$185	$110	$596	$347

For the nine months ended September 30, 2023 the cash paid for amounts included in the measurement of operating leases was $1.7 million. As of August 31, 2023 the Windstream lease was abandoned under favorable terms and as of June 30, 2023 the AAP Lease located at 1245 East Main Street, Annville, PA 17003 was terminated under favorable terms. The total lease termination costs for the three and nine months ended September 30, 2023 were $0.1 million and $0.5 million, respectively, which are included within General and administrative expenses in the consolidated statements of operations.

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

Series A and Series B Preferred Warrants
On March 29, 2023, the Company completed a securities purchase agreement (the “SPA”) with certain investors to purchase 80 thousand shares of Series A convertible redeemable Preferred Stock (“Series A Preferred Stock”) and 60 thousand shares of Series B convertible redeemable Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.0 million of related party participation. The Company also issued the purchasers in the Preferred Offering warrants to acquire 963 thousand shares of Class A Common Stock (“Preferred Warrants”).

The Preferred Warrants are exercisable for shares of the Company’s Class A Common Stock at any time at the option of the holder and expire five years from the date of issuance. The Preferred Warrants are exercisable on a cashless basis or for cash at an exercise price of $9.6795 per share of Class A Common Stock. The exercise price of the Preferred Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subdivisions, combinations, reclassifications, or similar events affecting the Company’s Common Stock. The Preferred Warrants contain a put feature providing the right to the holder for a net cash settlement in the event of a fundamental transaction, which is defined as instances where the Company (i) effects any merger or consolidation of the Company, (ii) effects any sale, lease, license, assignment, transfer, conveyance, or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) completes any purchase offer, tender offer, or exchange offer that has been accepted by the holders of at least 50% of the outstanding Class A Common Stock, (iv) effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash or property, or (v) consummates a stock or share purchase agreement or other business combination in which more than 50% of the outstanding shares of Class A Common Stock is acquired. Under such a fundamental transaction, the holder can require the Company to purchase any unexercised warrant shares at the pro-rata share of the sales price or calculated value less the exercise price of the Warrant share.

Due to the tender offer provision, the Preferred Warrants are classified as a derivative liability measured at fair value, with changes in fair value reported each period in earnings. The fair value of the warrant is estimated using the Black-Scholes-Merton pricing model. The fair value of the Preferred Warrants of approximately $8.7 million was estimated at the date of issuance using the following weighted average assumptions. Transaction costs incurred attributable to the issuance of the Preferred Warrants were part of the preferred shares issuance costs that were $0.9 million.

The fair value of the derivative Preferred Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. The change in the value of the derivative Preferred Warrants are included in the accompanying consolidated statements of operations as Change in fair value of warrant liabilities.

The significant assumptions were as follows:

September 30, 2023
Preferred Warrants Fair Value Per Share	$0.72
Preferred Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.60
Remaining contractual term in years	4.50
Estimated volatility	100.0%
Dividend yield	0.0%
Risk free interest rate	4.60%

Private Placement Warrants
Each Company Private Placement Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $172.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

The Company may call the Company Private Placement Warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; and (4) only if the last reported closing price of the Class A Common Stock equals or exceeds $270.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheets as of September 30, 2023 and 2022, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of September 30, 2023, the Company has approximately 4 million Private Placement Warrants outstanding (convertible into 267 thousand Class A Commont Stock), the total value of which is not material to the financial statements.

Contingent consideration payable related to acquisitions
The fair value of the contingent considerations payable for the Aimtell/PushPros and ClickDealer acquisitions (described in Note 5. Acquisitions) were determined using a Monte Carlo fair value analysis, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Change in fair value of contingent consideration liabilities on the consolidated statements of operations.

The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock.(See Note 5. Acquisitions).

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the second quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition. (See Note 5. Acquisitions).

The contingent consideration for the Traverse acquisition was finalized on May 10, 2023, which the Company paid on July 10, 2023 in the form cash payment of $0.5 million. The following table presents the contingent consideration assumptions.

Aimtell / PushPros
Revenue Volatility	25%
Iteration (actual)	100,000
Risk adjustment discount rate	11.75%
Risk free / Credit risk	12.50%
Days from period end to payment	90

ClickDealer
Revenue Volatility	50%
Iteration (actual)	100,000
Risk Adjustment Discount Rate	26.25%
Risk free / Credit risk	12.50%
Days from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		September 30, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$24	$24
Preferred warrants - Series A preferred stock	Warrant liabilities	—	—	397	397
Preferred warrants - Series B preferred stock	Warrant liabilities	—	—	297	297
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - ClickDealer	Contingent consideration payable - current	—	—	779	779
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	1,281	1,281
Total		$—	$—	$3,778	$3,778

		September 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$1,480	$1,480
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	933	933
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	438	438
Contingent consideration - Aimtell/PushPros	Contingent consideration payable - non-current	—	—	31	31
Total		$—	$—	$2,882	$2,882

The following tables represent the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Series A and B Preferred Warrants	Contingent Consideration
Balance, June 30, 2023	$24	$3,178	$3,768
Changes in fair value	—	(2,484)	(208)
Settlements	—	—	(500)
Balance, September 30, 2023	$24	$694	3,060

	Private Placement Warrants	Contingent Consideration
Balance, June 30, 2022	$480	$11,403
Additions	—	2
Changes in fair value	1,000	(3)
Settlements	—	(10,000)
Balance, September 30, 2022	$1,480	$1,402

	Private Placement Warrants	Series A and B Preferred Warrants	Contingent Consideration
Balance, December 31, 2022	$600	$—	$1,453
Additions	—	8,667	2,457
Changes in fair value	(576)	(7,973)	(285)
Settlements	—	—	(500)
Other (1)	—	—	(65)
Balance, September 30, 2023	$24	$694	$3,060
____________________
(1)Relates to the revision of the initial fair value of the ClickDealer contingent consideration. See Note 5. Acquisitions.

	Private Placement Warrants	Contingent Consideration
Balance, December 31, 2021	$3,960	$8,439
Additions	—	430
Changes in fair value	(2,480)	2,533
Settlements	—	(10,000)
Balance, September 30, 2022	$1,480	$1,402

Note 9. Equity

Common Stock Reverse Stock Split

On August 28, 2023, Digital Media Solutions, Inc. filed an amendment to its certificate of incorporation in the State of Delaware (the "Amendment"), which provides that, after the market close on August 28, 2023 (the "Reverse Split Effective Time"), every fifteen shares of our issued and outstanding Class A Common Stock and Class B Common Stock will automatically be combined into one issued and outstanding share of Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share (the “Reverse Stock Split”). Earlier, on April 28, 2023, a majority of our shareholders approved a reverse stock split subject to the board of directors determining the final ratio. The Company’s Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange (NYSE) at the market open on August 29, 2023.

At the Reverse Stock Split Effective Time, every 15 issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock were converted automatically into one share of the Company’s Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Class A Common Stock issued and outstanding from approximately 41.0 million to approximately 2.7 million and Class B Common Stock issued and outstanding from approximately 25.1 million to approximately 1.7 million.

No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who otherwise would have been entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share.

Preferred Stock

The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series, and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of the State of Delaware (the “DGCL”). The issuance of Preferred Stock of the Company could have the effect of decreasing the trading price of Company Common Stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Company Common Stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.

The Company is authorized to issue 100,000,000 preferred shares with such designations, voting, and other rights and preferences as may be determined from time to time by the Board (of which 140,000 preferred shares have been issued).

March 2023 Offering
On March 29, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold (i) 80,000 shares of Series A Preferred Stock accompanied with warrants to purchase 550,268 Class A Common Stock (“Series A Warrant”) and (ii) 60,000 shares of Series B Preferred Stock accompanied with warrants to purchase 412,701 shares of Class A Common Stock (“Series B Warrants”). One share of Series A Preferred Stock with the accompanying warrants (“Series A Unit”) and one share of Series B Preferred Stock with the accompanying warrants (“Series B Unit”) were sold at $100 per unit.

Although the Preferred Stock are mandatorily redeemable, the Preferred Stock have a substantive conversion feature; and therefore, are not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. However, as the Preferred Stock are mandatorily redeemable, redeemable in certain circumstances at the option of the holder, and redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Preferred Stock as mezzanine equity in the consolidated balance sheets. The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. On June 15, 2023 the Company remeasured the Preferred Stock following the accretion method, which resulted in the Preferred Stock being measured at its maximum redemption value of $16.3 million and accretion of $11.3 million, included in Cumulative Deficit on the consolidated balance sheets as of September 30, 2023. The fair value of the preferred stock at issuance was recognized using the discount method, which accounts for the 11% discount of the stated value and a pro-rata allocation of the proceeds between the preferred shares and the warrants, less a pro-rata amount of the transaction costs.

Dividend Rights
The holders of the Preferred Stock are entitled to cumulative dividends at a 4.0% rate, which is accrued and compounded annually whether or not declared. These dividends are payable in cash or Class A Common Stock upon conversion or redemption of the underlying preferred stock.

Additionally, the holders are also entitled to participate in dividends declared or paid on Class A Common Stock on an as-converted basis.

Conversion Rights
Each holder has the right, at its option, to convert its Preferred Stock into Class A Common Stock at either, at the option of the holder, (1) the Conversion Price, which is equal to $8.40 per share or (2) the Alternate Conversion Price, which is equal to the lesser of (i) 90% of the arithmetic average of the three lowest daily VWAPs (as defined in the Securities Purchase Agreement) of the 20 trading days prior to the applicable conversion date or (ii) 90% of the VWAP of the trading day prior to the applicable conversion date. Both the Conversion Price and the Alternate Conversion Price are subject to a floor price of $7.26 (“Floor Price”). However, for the Series A Preferred Stock only, if redemption of the Series A Preferred Stock is accelerated by either the Company or the holder (see the Accelerated Redemption provisions defined below), (i) any cash payment required to be made is not made, and (ii) the existing investors have defaulted under their obligations to purchase the Series A pursuant to the terms of a side letter, then the Floor Price shall be $2.415.

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

Mandatory Redemption – On and after June 29, 2023, the Company is required to redeem 1/10th of the number of the issued shares of Preferred Stock on a monthly basis (“Installments”). The redemption price is paid, at the option of the Company: (i) in cash at an amount that is approximately 104% of the stated value of $111.11 per share plus all accrued and unpaid dividends and any other amounts due (the “Mandatory Redemption Price”), (ii) in a variable number shares of Class A Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable mandatory redemption date, or (3) 90% of the VWAP of the trading day prior to the applicable mandatory redemption date, provided that such share price used will not be below the Floor Price, or (iii) in a combination thereof. Installments may be deferred or reallocated to other dates at the Preferred Stockholders’ discretion.

Accelerated Redemption – The holders of the Preferred Stock have the right to require redemption of all or any part of the Preferred Stock at any time on or after June 15, 2023. Additionally, the Company has the option to elect redemption of all Series A shares at any time on or after June 15, 2023. The redemption price, as elected by the holder, is paid in either (i) the Mandatory Redemption Price in cash, (ii) in a variable number of shares of Common Stock based on a share price equal to the lesser of (1) the prevailing Conversion Price, (2) 90% of the arithmetic average of the three lowest daily VWAPs of the 20 Trading Days prior to the applicable accelerated redemption date or (3) 90% of the VWAP of the trading day prior to the applicable accelerated redemption date, provided that such share price used will not be below the Floor Price, or (iii) a combination thereof.

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

On July 3, 2023, a non-controlling interest holder redeemed 41,160 Class B Common Stock in exchange for Class A Common Stock on a one-for-one basis.

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

Liquidation Rights
Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), prior and in preference to the common stock and the Series B Preferred Stock, the holders of Series A Preferred Stock are entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 115% of the stated value of $111.11 per share plus all accrued and unpaid dividends and any other amounts due. After the payment of all preferential amounts required to be paid to the Series A holders, the Series B holders shall be entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 115% of the stated value of $111.11 per share purchase price plus all accrued and unpaid dividends and any other amounts due.

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

Redemptions
On June 15, 2023, the Company received notice from the holders of all of the Company’s outstanding Series A Preferred Stock that each holder has elected to have the Company redeem for cash the Series A Preferred Stock held by such holder pursuant to Section 9(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (the “Series A Certificate of Designation”).

Section 9(b) of the Series A Certificate of Designation gives holders of Series A Preferred Stock the right to require the Company to redeem for cash the Series A Preferred Stock for cash at any time on or after June 15, 2023 at the “Corporation’s Mandatory Redemption Price” (as such term is defined in the Series A Certificate of Designation). As of June 15, 2023, the aggregate Corporation’s Mandatory Redemption Price for all of the outstanding Series A Preferred Stock was approximately $9.3 million.

On June 16, 2023, the Board determined that the Company was not legally permitted under applicable Delaware law to effect a redemption for cash of any Series A Preferred Stock. As a result and in accordance with the Securities Purchase Agreement, the Company accrued dividends payable of $89 thousand to the Series A Preferred Stockholders, for both the quarters ended June 30, 2023 and September 30, 2023, included in Cumulative Deficit on the consolidated balance sheets, as of September 30, 2023. Total accrued dividend to Series A and B Preferred Stockholders was $312.0 thousand, as of September 30, 2023.

Relatedly, Section 9(a) of the Series A Certificate of Designation and the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation” and together with the Series A Certificate of Designation, the “Certificates of Designation”) provide for the Company to redeem 1/10th of the outstanding Series A Preferred Stock and Series B Preferred Stock, respectively, for cash or shares of the Company’s Class A common stock on a monthly basis beginning on September 30, 2023 at the “Corporation’s Mandatory Redemption Price.” Pursuant to the terms of the Certificates of Designation, the Company was not permitted to elect payment in common stock because the Company’s common stock has not traded above the “Floor Price” ($7.26) for 20 trading days prior to redemption, as required by the Certificates of Designation. With respect to each monthly redemption date, the Board determined that the redemption was not permitted under the Certificates of Designation or applicable Delaware law. As a result, the Company did not redeem any shares of Series A Preferred Stock in connection with either monthly redemption.

Note 10. Employee and Director Incentive Plans

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance and repurchase of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 11.6 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $0.5 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, and are included in Salaries and related costs within the consolidated statements of operations. Fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date.

Restricted Stock Units

For the three and nine months ended September 30, 2023, there were no new RSU awards. During the nine months ended September 30, 2023, 530,000 RSUs were forfeited.

On April 12, 2022, the Board voted to award 762,000 RSUs consisting of 381,406 performance-based vesting RSUs (“PRSUs”) and 381,406 time-based vesting RSUs (“TRSUs”) to certain employees of the Company under the 2020 Plan. The PRSUs vest one-fourth each year based on four years of continuous service starting with January 1, 2022 through January 1, 2026. The TRSUs vest one-fourth each years based on four years continuous service starting April 12, 2022 and ending April 12, 2026.Vesting of the PRSUs are also subject to certain performance metrics of the Company, which the Company evaluates on a quarterly basis. The fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date. For PRSUs, fair value was also determined based on the assessed likelihood of meeting the performance metrics for each tranche of the awards as of the grant date. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

Note 11. Income Taxes

As a result of the Business Combination, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 62.3% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE and Traverse, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

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

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax benefit of $0.3 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. The blended effective tax rate for the three and nine months ended September 30, 2023 was 25.0% and 25.2%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc. The Company recorded income tax expense $0.5 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The blended effective tax rate for the three and nine months ended September 30, 2022 was 26.2% and 25.0%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

As of September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on our deferred tax asset (“DTA”) related to the TRA along with the entire DTA inventory at DMS, Inc. and Blocker. At September 30, 2023 and December 31, 2022, the current portion of Tax Receivable Agreement liability of $0.2 million was attributable to carryback claims, respectively. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(17,107)	$(10,121)	$(85,299)	$(27,365)
Net loss attributable to non-controlling interest	(6,445)	$(4,010)	(33,099)	(10,765)
Accretion and dividend Series A and B convertible redeemable preferred stock	(156)	$—	(11,497)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(10,818)	$(6,111)	$(63,697)	$(16,600)

Add: Income effects of Class B convertible common stock	$—	$(4,010)	$—	$—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	$(10,818)	$(10,121)	$(63,697)	$(16,600)

Denominator:
Weighted-average Class A common shares outstanding – basic	2,763	2,664	2,721	2,510
Add: dilutive effects of Class B convertible common stock	—	1,713	—	—
Weighted-average Class A common shares outstanding – diluted	2,763	4,377	2,721	2,510

Net loss per common share:
Basic – per Class A common shares	$(3.92)	$(2.29)	$(23.41)	$(6.61)
Diluted – per Class A common shares	$(3.92)	$(2.31)	$(23.41)	$(6.61)

Shares of the Company’s Class B convertible common stock and Series A and B Preferred stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock and Series A and B Preferred stock under the two-class method has not been presented.

For the three and nine months ended September 30, 2023, the Company excluded 1.7 million shares of Class B convertible common stock, 80 thousand Series A Preferred stock, 60 thousand Series B Preferred stock, 4.0 million private warrants, 10.0 million public warrants, 14.4 million preferred warrants, 0.1 million stock options, 28.3 thousand RSUs, 13.3 thousand PRSUs, and the contingent and deferred considerations issued in connection with the ClickDealer and Aramis acquisitions as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, the Company excluded 4.0 million private warrants, 10.0 million public warrants, 0.1 million stock options, 0.1 million RSUs and 20.0 thousand PRSUs, and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive. For the nine months ended September 30, 2022, the Company excluded the Class B convertible stock, as their effect would have been anti-dilutive.

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

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG's review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

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

Recent Developments

Common Stock Reverse Split
On August 28, 2023, Digital Media Solutions, Inc. filed an amendment to its certificate of incorporation in the State of Delaware (the "Amendment"), which provides that, after the market close on August 28, 2023 (the "Reverse Split Effective Time"), every fifteen shares of our issued and outstanding Class A Common Stock and Class B Common Stock will automatically be combined into one issued and outstanding share of Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share (the “Reverse Stock Split”). Earlier, on April 28, 2023, a majority of our shareholders approved a reverse stock split subject to the board of directors determining the final ratio. The Company’s Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange (NYSE) at the market open on August 29, 2023.

At the Reverse Stock Split Effective Time, every 15 issued and outstanding shares of the Company’s Class A Common Stock and Class B Common Stock were converted automatically into one share of the Company’s Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Class A Common Stock issued and outstanding from approximately 41.0 million to approximately 2.7 million and Class B Common Stock issued and outstanding from approximately 25.1 million to approximately 1.7 million.

No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who otherwise would have been entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the Reverse Stock Split.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On September 25, 2023, the Company announced that it will be delisted from the NYSE. The Company’s delisting follows the NYSE’s determination under Rule 802.01B of the NYSE Listed Company Manual that the Company did not meet the NYSE’s continued listing standard that requires listed companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. The Company’s delisting does not affect the Company’s business operations and DMS continues to be focused on its core solutions in service of its advertising clients. In addition, the delisting does not cause an event of default under the senior secured credit facility to which its subsidiaries are a party, and DMS continues to be supported by its lenders as evidenced by the recent amendment to its credit facility, which has provided the Company and management with the flexibility needed to manage through the current environment. The Company will continue to be a Securities and Exchange Commission (“SEC”) reporting company. The Company's Class A common stock commenced trading on the over-the-counter markets on September 26, 2023 under the trading symbol "DMSL." The Company will consider relisting its Class A Common Stock on a national securities exchange in the future if the Board of Directors determines that doing so is in the best interest of the Company and its stakeholders.

Results of Operations
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by type:
Customer acquisition	96.5%	96.1%	96.1%	96.0%
Managed services	1.5%	2.2%	2.1%	2.8%
Software services	2.0%	1.7%	1.8%	1.2%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Revenue by segment:
Brand Direct	57.9%	47.0%	60.8%	51.1%
Marketplace	46.1%	59.0%	42.1%	57.2%
Technology Solutions	2.7%	2.9%	2.6%	2.6%
Intercompany Eliminations	(6.7)%	(8.9)%	(5.5)%	(10.9)%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	76.9%	73.7%	76.3%	73.0%
Gross profit	23.1%	26.3%	23.7%	27.0%
Salaries and related costs	14.2%	13.0%	13.9%	13.3%
General and administrative	13.3%	10.1%	14.1%	11.2%
Depreciation and amortization	6.3%	7.9%	6.3%	7.4%
Impairment of goodwill	—%	—%	13.6%	—%
Impairment of intangible assets	—%	—%	3.1%	—%
Acquisition costs	*	*	1.2%	0.1%
Change in fair value of contingent consideration	(0.3)%	*	(0.1)%	0.9%
Loss from operations	(10.4)%	(4.7)%	(28.4)%	(5.9)%
Interest expense, net	15.8%	5.1%	10.3%	4.2%
Change in fair value of warrant liabilities	(3.3)%	1.1%	(3.4)%	(0.9)%
Change in Tax Receivable Agreement liability	—%	(0.1)%	—%	*
Other (1)	*	—%	*	—%
Net loss before income taxes	(22.9)%	(10.8)%	(35.3)%	(9.2)%
Income tax (benefit) expense	(0.4)%	0.5%	(1.0)%	0.3%
Net loss	(22.5)%	(11.3)%	(34.3)%	(9.5)%
Net loss attributable to non-controlling interest	(8.5)%	(4.5)%	(13.3)%	(3.7)%
Net loss attributable to Digital Media Solutions, Inc.	(14.0)%	(6.8)%	(21.0)%	(5.8)%
____________________
* Less than one tenth of a percent.
(1)Represents Foreign exchange loss (gain) and Gain on disposal of assets.

Operating Results for the three and nine months ended September 30, 2023 and 2022
The following table presents the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and the changes from the prior period (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$76,033	$90,066	$(14,033)	(16)%	$248,898	$290,372	$(41,474)	(14)%
Cost of revenue (exclusive of depreciation and amortization)	58,506	66,378	(7,872)	(12)%	189,892	211,997	(22,105)	(10)%
Salaries and related costs	10,770	11,668	(898)	(8)%	34,484	38,612	(4,128)	(11)%
General and administrative	10,087	9,076	1,011	11%	35,072	32,622	2,450	8%
Depreciation and amortization	4,778	7,142	(2,364)	(33)%	15,732	21,377	(5,645)	(26)%
Impairment of goodwill	—	—	—	100%	33,795	—	33,795	100%
Impairment of intangible assets	—	—	—	100%	7,791	—	7,791	100%
Acquisition costs	17	14	3	21%	3,020	306	2,714	887%
Change in fair value of contingent consideration	(208)	(3)	(205)	6833%	(285)	2,533	(2,818)	(111)%
Loss from operations	(7,917)	(4,209)	(3,708)	88%	(70,603)	(17,075)	(53,528)	314%
Interest expense, net	11,989	4,570	7,419	162%	25,732	12,072	13,660	113%
Change in fair value of warrant liabilities	(2,484)	1,000	(3,484)	(348)%	(8,549)	(2,480)	(6,069)	245%
Change in Tax Receivable Agreement liability	—	(121)	121	(100)%	—	(121)	121	(100)%
Other (1)	19	—	19	100%	11	—	11	100%
Net loss before income taxes	(17,441)	(9,658)	(7,783)	81%	(87,797)	(26,546)	(61,251)	231%
Income tax (benefit) expense	(334)	463	(797)	(172)%	(2,498)	819	(3,317)	(405)%
Net loss	(17,107)	(10,121)	(6,986)	69%	(85,299)	(27,365)	(57,934)	212%
Net loss attributable to non-controlling interest	(6,445)	(4,010)	(2,435)	61%	(33,099)	(10,765)	(22,334)	208%
Net loss attributable to Digital Media Solutions, Inc.	$(10,662)	$(6,111)	$(4,551)	75%	$(52,200)	$(16,600)	$(35,600)	215%
____________________
(1)Represents Foreign exchange loss (gain) and Gain on disposal of assets.

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Brand Direct
Customer acquisition	$43,446	$41,381	$2,065	5%	$147,892	$144,123	$3,769	3%
Managed services	594	937	(343)	(37)%	3,246	4,211	(965)	(23)%
Total Brand Direct	44,040	42,318	1,722	4%	151,138	148,334	2,804	2%
Marketplace
Customer acquisition	35,081	53,230	(18,149)	(34)%	104,846	166,128	(61,282)	(37)%
Total Marketplace	35,081	53,230	(18,149)	(34)%	104,846	166,128	(61,282)	(37)%
Technology Solutions
Managed services	511	1,076	(565)	(53)%	2,021	3,989	(1,968)	(49)%
Software services	1,512	1,501	11	1%	4,563	3,472	1,091	31%
Total Technology Solutions	2,023	2,577	(554)	(22)%	6,584	7,461	(877)	(12)%
Corporate and Other
Customer acquisition	(5,111)	(8,059)	2,948	(37)%	(13,670)	(31,551)	17,881	(57)%
Total Corporate and Other	(5,111)	(8,059)	2,948	(37)%	(13,670)	(31,551)	17,881	(57)%
Total Customer acquisition	73,416	86,552	(13,136)	(15)%	239,068	278,700	(39,632)	(14)%
Total Managed services	1,105	2,013	(908)	(45)%	5,267	8,200	(2,933)	(36)%
Total Software services	1,512	1,501	11	1%	4,563	3,472	1,091	31%
Total Net revenue	$76,033	$90,066	$(14,033)	(16)%	$248,898	$290,372	$(41,474)	(14)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $2.1 million or 5% and $3.8 million or 3% during the three and nine months ended September 30, 2023. As our base business continues to experience downward pressure, growth within the period was driven primarily by the acquisition of ClickDealer. Customer acquisition revenue for Marketplace decreased by $18.1 million or 34% and decreased by $61.3 million or 37% for the three and nine months ended September 30, 2023. The changes in both the Brand Direct and Marketplace segments were primarily due to continued macro challenges specifically within the Property & Casualty insurance industry which continues to apply increased pressure on revenue per lead (“RPL”) pricing. Carriers continue to navigate and adjust to unprecedented complex market conditions and we are committed to exploring innovative solutions to manage these challenges while preparing for an eventual recovery. The prolonged recovery in Property & Casualty insurance, which remains uncertain, has resulted in acute revenue declines across the business as carrier profitability remains challenged due to high loss ratios. The Company has also experienced a downturn within the Mass Tort and Debt business, and a shift in the health insurance distribution model during non-enrollment periods affecting ad spend as well as enhancements to an already highly restrictive regulatory environment, which continues to impact the Company’s performance since Q2 of prior year. During the third quarter of 2023, the Company launched its Affordable Care Act (“ACA”) downline business which is expected to expand the Company’s footprint in the health insurance marketplace.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $0.9 million or 45% and a decrease of $2.9 million or 36% during the three and nine months ended September 30, 2023. The changes were primarily driven by decreased media activity, resulting in lower agency fees. The managed services environment is highly sensitive and correlative to economic drivers especially inflationary in nature. As inflationary pressures and uncertainty persist, the managed services industry will continue to experience contraction.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three and nine months ended September 30, 2023.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	PPTS Change	2023	2022	PPTS Change
Brand Direct	17.2%	22.3%	(5.1)	20.3%	20.8%	(0.5)
Marketplace	23.9%	22.6%	1.3	22.3%	24.7%	(2.4)
Technology Solutions	78.7%	86.0%	(7.3)	76.6%	86.0%	(9.4)
Total gross profit percentage	23.1%	26.3%	(3.2)	23.7%	27.0%	(3.3)

Gross profit percentage for Brand Direct decreased for the three and nine months ended September 30, 2023, in comparison to the same periods in 2022, primarily driven by mixed challenges within our publisher portfolio impacting campaign performance delivery across the segment. Secondarily, softness within our Debt/Consumer Finance vertical, which delivers a higher margin profile, also contributed to the margin decline. As inflationary effects continue to impact the economy, there will be heightened competitive activities within the lead delivery and acquisition marketplace.

Gross profit percentage for Marketplace increased for the three months ended September 30, 2023, in comparison to the same period in 2022; and decreased for the nine months ended September 30, 2023, in comparison to the same period in 2022, primarily driven by media optimizations within our insurance business by focusing on a diverse product strategy that centers around Owned & Operated (“O&O”) websites and marketplaces as a result of hiring our new EVP of Media. We are delivering improved margins by centralizing our demand behind our proprietary DMS asset.

Gross profit percentage for Technology Solutions decreased for the three and nine months ended September 30, 2023, in comparison to the same periods in 2022, primarily driven by the mix of media purchasing activity skewed more heavily towards higher priced media sources which led to compressed budgets and resulted in decreased fees. Additionally, we have seen softness in our margin performance driven by lower utilization across our technology stack within our existing customer base as a result of increased economic inflationary fears and uncertainty.

Total gross profit percentage decreased for the three and nine months ended September 30, 2023, in comparison to the same periods in 2022, primarily due to the continued downward pressures within the insurance industry, which continue to lead to declines in click pricing. Additionally, inflation and macro shifts in health insurance budgets have culminated in a monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased by $0.9 million or 7.7% for the three months ended September 30, 2023, in comparison to the same period in 2022; and decreased $4.1 million or 10.7% for the nine months ended September 30, 2023, in comparison to the same period in 2022, primarily driven by the continued redesign of the corporate structure to optimize the operational and administrative support across the organization as well as higher attrition than expected offset by the impact of the ClickDealer acquisition.

General and administrative. General and administrative consist of expenses incurred in our normal course of business relating to office supplies, computer and technology, rent and utilities, insurance, legal and professional fees, state and local taxes and licenses, penalties and settlements and allowance for credit losses, as well as sales and marketing expenses relating to advertising and promotion. We also include other expenses such as investment banking expenses, capital raising costs and costs related to the advancement of our corporate social responsibility program.

General and administrative expenses increased $1.0 million or 11.1% for the three months ended September 30, 2023, in comparison to the same period in 2022, and increased $2.5 million or 7.5%, for the nine months ended September 30, 2023, in comparison to the same period in 2022, largely due to costs associated with negotiating the amendment to our senior secured credit facility and the termination of DMS Voice operations.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $2.4 million or 33.1% for the three months ended September 30, 2023, in comparison to the same period in 2022, and decreased $5.6 million or 26.4%, for the nine months ended September 30, 2023, in comparison to the same period in 2022, primarily due to fewer intangibles amortized after the impairment recorded as of December 31, 2022 and June 30, 2023 (see Impairment of goodwill and intangibles section below).

Impairment of goodwill and intangible assets. During the second quarter of 2023, the Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups. During the three months ended September 30, 2023, no impairment of goodwill or impairment of intangible assets was recorded. Comparatively, during the nine months ended September 30, 2023, Impairment of goodwill increased $33.8 million or 100.0% and Impairment of intangible assets increased $7.8 million or 100.0%, respectively, due to the Intangible assets within Marketplace exceeding its recoverability as of June 30, 2023 (see Note 4. Goodwill and Intangible Assets).

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs increased nil for the three months ended September 30, 2023 and increased $2.7 million or 886.9% during the nine months ended September 30, 2023, in comparison to the same periods in 2022, primarily due to the ClickDealer acquisition (see Note 5. Acquisitions).

Interest expense, net. Interest expense, net for three and nine months ended September 30, 2023 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the administrative agent under the Company’s senior secured credit facility since May 25, 2021 (see Note 6. Debt).

Interest expense, net increased by $7.4 million or 162.3% and increased by $13.7 million or 113.2%, during the three and nine months ended September 30, 2023, respectively, in comparison to the same period in 2022. The increases for the three and nine months ended September 30, 2023, in comparison to the same periods in 2022, were primarily due to the rate increase of approximately 8.1% in our LIBOR rate as a result of the amendment of our senior secured credit facility.

Income tax (benefit) expense. The Company recorded income tax benefit of $(0.3) million and $(2.5) million for the three and nine months ended September 30, 2023, respectively. The blended effective tax rate for the three and nine months ended September 30, 2023 was 25.0% and 25.2%, respectively, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc.

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

As explained further below, we use these financial measures internally to review the performance of our business segments without regard to certain accounting treatments, non-operational, extraordinary or non-recurring items. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations. Because of these limitations, management relies primarily on its GAAP results and uses non-GAAP measures only as a supplement.

Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion
We use the non-GAAP measures of Adjusted EBITDA, Unlevered Free Cash Flow and Unlevered Free Cash Flow Conversion to assess operating performance. Management believes that these measures provide useful information to investors regarding DMS’s operating performance and its capacity to incur and service debt and fund capital expenditures. DMS believes that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, DMS provides a basis for comparison of our business operations between current, past and future periods by excluding items that DMS does not believe are indicative of our core operating performance.

Financial measures that are non-GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, DMS relies primarily on its GAAP results and uses Adjusted EBITDA, Unlevered Free Cash Flow, and Unlevered Free Cash Flow Conversion only as a supplement.

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, net, (b) income tax (benefit) expense, (c) depreciation and amortization, (d) impairment of intangible assets, (e) change in fair value of warrant liabilities, (f) debt extinguishment, (g) stock-based compensation, (h) change in Tax Receivable Agreement liability, (i) restructuring costs, (j) acquisition costs, and (k) other expense.

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

The following table provides a reconciliation between Adjusted Net Loss and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(17,107)	$(10,121)	$(85,299)	$(27,365)
Adjustments
Interest expense, net	11,989	4,570	25,732	12,072
Income tax (benefit) expense	(334)	463	(2,498)	819
Depreciation and amortization	4,778	7,142	15,732	21,377
Impairment of goodwill	—	—	33,795	—
Impairment of intangible assets	—	—	7,791	—
Change in fair value of warrant liabilities	(2,484)	1,000	(8,549)	(2,480)
Change in fair value of contingent consideration liabilities	(208)	(3)	(285)	2,533
Legal and professional fees - Equity Cure & Debt Amendment	598	—	3,880	—
Termination of DMS Voice	1,064	—	4,571	—
Change in Tax Receivable Agreement liability	—	(121)	—	(121)
Stock-based compensation expense	453	1,424	2,620	5,332
Restructuring costs	337	(13)	1,079	2,166
Acquisition and other related costs (1)	17	14	3,833	306
Gain on disposal of assets	—	—	(3)	—
Other expense (2)	805	708	1,766	3,940
Adjusted EBITDA	(92)	5,063	4,165	18,579
Less: Capital Expenditures	1,515	2,050	4,500	5,247
Unlevered free cash flow	$(1,607)	$3,013	$(335)	$13,332
Unlevered free cash flow conversion	1746.7%	59.5%	(8.0)%	71.8%
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes compliance-related legal and professional fees pre-acquisition transactions, and in 2022, costs associated with the Company’s strategic alternatives.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unlevered free cash flow	$(1,607)	$3,013	$(335)	$13,332
Capital expenditures	1,515	2,050	4,500	5,247
Adjusted net income	(92)	5,063	4,165	18,579
Impairment of goodwill	—	—	33,795	—
Impairment of intangible assets	—	—	7,791	—
Acquisition and other related costs (1)	17	14	3,833	306
Change in fair value of contingent consideration liabilities	(208)	(3)	(285)	2,533
Other expenses (2)	805	708	1,766	3,940
Stock-based compensation	453	1,424	2,620	5,332
Restructuring costs	337	(13)	1,079	2,166
Change in fair value of warrant liabilities	(2,484)	1,000	(8,549)	(2,480)
Legal and professional fees - Equity Cure & Debt Amendment	598	—	3,880	—
Termination of DMS Voice	1,064	—	4,571	—
Subtotal before additional adjustments	(674)	1,933	(46,336)	6,782
Less: Interest expense, net	11,989	4,570	25,732	12,072
Less: Income tax (benefit) expense	(334)	463	(2,498)	819
Less: Change in Tax Receivable Agreement liability - Consolidated statements of operations	—	(121)	—	(121)
Allowance for credit losses	366	(34)	1,716	1,305
Amortization of right-of-use assets	227	—	522	—
Gain on disposal of assets	—	—	(3)	—
Impairment of goodwill	—	—	33,795	—
Impairment of intangible assets	—	—	7,791	—
Lease restructuring charges	—	(169)	—	(167)
Stock-based compensation, net of amounts capitalized	452	1,424	2,620	5,332
Interest expense paid-in-kind	11,417	—	11,417	—
Amortization of debt issuance costs	1,633	211	2,420	1,149
Deferred income tax benefit, net	24	(375)	(2,080)	(1,160)
Change in fair value of contingent consideration	(208)	(3)	(285)	2,533
Change in fair value of warrant liabilities	(2,484)	1,000	(8,549)	(2,480)
Loss from preferred warrants issuance	—	—	553	—
Change in Tax Receivable Agreement liability - Consolidated statements of cash flows	—	(120)	—	(120)
Change in income tax receivable and payable	(386)	666	(613)	1,297
Change in accounts receivable	(1,308)	798	14,644	4,824
Change in prepaid expenses and other current assets	(1,493)	(1,465)	(36)	1,120
Change in operating right-of-use assets	40	—	670	—
Change in accounts payable and accrued expenses	2,547	(4,066)	(6,194)	(5,341)
Change in operating lease liabilities	(564)	—	(1,658)	—
Change in other liabilities	—	(220)	—	(195)
Net cash (used in) provided by operating activities	$(2,066)	$(5,332)	$(12,840)	$2,109
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.

(2)Includes compliance-related legal and professional fees pre-acquisition transactions, and in 2022, costs associated with the Company’s strategic alternatives.

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

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (In thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(17,107)	$(10,121)	$(85,299)	$(27,365)
Net loss attributable to non-controlling interest	(6,445)	(4,010)	(33,099)	(10,765)
Accretion and dividend Series A and B convertible redeemable preferred stock	(156)	—	(11,497)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(10,818)	$(6,111)	$(63,697)	$(16,600)

Add: Income effects of Class B convertible common stock	$—	$(4,010)	$—	$—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	$(10,818)	$(10,121)	$(63,697)	$(16,600)

Denominator:
Weighted-average Class A common shares outstanding – basic	2,763	2,664	2,721	2,510
Add: dilutive effects of Class B convertible common stock	—	1,713	—	—
Weighted-average Class A common shares outstanding – diluted	2,763	4,377	2,721	2,510

Net loss per common share:
Basic – per Class A common shares	$(3.92)	$(2.29)	$(23.41)	$(6.61)
Diluted – per Class A common shares	$(3.92)	$(2.31)	$(23.41)	$(6.61)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(10,818)	$(6,111)	$(63,697)	$(16,600)
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - diluted	(10,818)	(10,121)	(63,697)	(16,600)
Add adjustments:
Change in fair value of warrant liabilities	(2,484)	1,000	(8,549)	(2,480)
Acquisition costs	17	14	3,833	306
Change in fair value of contingent consideration liabilities	(208)	(3)	(285)	2,533
Restructuring costs	337	(13)	1,079	2,166
Stock-based compensation expense	453	1,424	2,620	5,332
	(1,885)	2,422	(1,302)	7,857
Adjusted net loss attributable to Digital Media Solutions, Inc. - basic	(12,703)	(3,689)	(64,999)	(8,743)
Adjusted net loss attributable to Digital Media Solutions, Inc. - diluted	(12,703)	(7,699)	(64,999)	(8,743)

Denominator:
Weighted-average shares outstanding - basic	2,763	2,664	2,721	2,510
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	1,713	2	1,713	2
Weighted-average Preferred Stock Units that are convertible into Class A common stock	2,317	—	1,553	—
	6,793	2,666	5,987	2,512

Adjusted EPS - basic	$(1.87)	$(1.38)	$(10.86)	$(3.48)
Adjusted EPS - diluted	$(1.87)	$(2.89)	$(10.86)	$(3.48)

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2023	December 31, 2022	$ Change	% Change
Cash	$17,246	$48,839	$(31,593)	(65)%
Availability under revolving credit facility	$—	$10,000	$(10,000)	(100)%
Total Debt	$286,639	$261,625	$25,014	10%

Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses. From time to time, we may access debt or equity capital markets to meet our working capital and/or capital expenditure needs.

During the second quarter of 2023, the Company experienced an unexpected decline in revenues due to the continued weakness in the insurance sector. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decline in revenue adversely affected the Company's liquidity. In response, during the second quarter, the Company drew the remaining $10.0 million available under its Revolving Facility and subsequently has undertaken efforts to improve its liquidity by undertaking further cost-savings initiatives and negotiating an amendment to its senior secured credit facility as further discussed below.

The Term Loan, which was issued at an original issue discount of 1.80% or $4.2 million, is subject to payment of 1.0% of the original aggregate principal amount per annum paid quarterly, with a bullet payment at maturity. The Term Loan will mature, and the revolving credit commitments under the Revolving Facility will terminate, on May 25, 2026, when any outstanding balances will become due. Under the original agreement, the Term Loan would bear interest at our option, at either (i) adjusted LIBOR plus 5.00% or (ii) the Base Rate plus 4.00%. From May 25, 2021 to July 3, 2023 our interest rate was based on LIBOR plus 5.00%.

Under the original agreement, borrowings under the Revolving Facility would bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate (which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”), plus 3.25%. DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. From May 25, 2021 to July 3, 2023, our interest rate was based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023.

On July 3, 2023, the borrowings under the Term Loan and Revolving Facility were amended to transition LIBOR to the Term SOFR as the basis for establishing the interest rate applicable to borrowings under the agreements.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a First Amendment to the Credit Facility (the “First Amendment”) with the Lenders, which, among other things, modified the Credit Facility as follows:
a.allows for the payment-in-kind (“PIK”) of the quarterly interest payments due and payable on September 30, 2023 and each of the following three quarters, with all PIK interest required to be repaid no later than December 31, 2025;
b.provides that (a) if the borrower exercises the PIK option, the interest rate will be equal to SOFR+11%; (b) if interest is paid in cash during the PIK period, the rate will be equal to SOFR+8%; and (c) following the PIK period, the interest rate will be equal to SOFR+8%; provided that if the Company (1) achieves the credit rating of B3 by Moody’s and B- by S&P, and (2) has repaid the aggregate capitalized PIK interest, the interest rate will be SOFR + 6.0%;
c.if any loans under the Credit Facility remain outstanding on or after January 1, 2025, back-end PIK interest will accrue as follows: 5% for the period from January 1, 2025 through June 30, 2025; 7.5% for the period from July 1, 2025 through December 31, 2025; and 10% in calendar year 2026 until maturity;
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6 and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter there after, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 and $10 million thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant);
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders; and
h.establishes a minimum payment for the revolver of 1.0% per annum of the original aggregate principal amount of the Revolving Facility outstanding as of the First Amendment effective date, paid quarterly.

For the quarter ended September 30, 2023, the Company elected to exercise the first PIK option. Accordingly, $9.3 million of interest expense was added to the outstanding principal balance of the Term Loan, and $2.1 million of interest expense was added to the outstanding principal balance of the Revolving Facility. As of September 30, 2023, the total outstanding balance of the Term Loan and the Revolving Facility are $233.7 million, and $53.0 million, respectively. For the three and nine months ended September 30, 2023, the effective interest rate was 15.2% and 12.1%, respectively, for the Term Loan. For the three and nine months ended September 30, 2023, the effective interest rate related to the Revolving Facility was 16.60% and 14.80%, respectively.

The Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of September 30, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment (as defined above) to the Credit Facility. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of September 30, 2023, the Company was in compliance with the First Amendment’s minimum liquidity covenant.

Management is monitoring the Company’s compliance and future ability to comply with all financial covenants within one year of issuance of these consolidated financial statements and currently expects to remain in compliance. As noted above, the

Company’s leverage ratio financial covenant is reinstated as of the quarter ending March 31, 2024 and the ratio lowers over time. Our forecasts for future covenant compliance are based on expected customer demand however, if advertisers stop purchasing consumer engagement or referrals from us, decrease the amount they are willing to spend per engagement or referral, or if we are unable to establish and maintain new relationships with advertisers, our business, results of operations, and compliance with covenants could be materially adversely affected.

See Note 6. Debt for additional information.

Cash flows from operating activities
Net cash (used in) provided by operating activities was $(12.8) million for the nine months ended September 30, 2023 as compared to $2.1 million provided by operating activities in the nine months ended September 30, 2022. The increase in cash used in operating activities is primarily attributable to lower business performance and increase in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 increased by $30.2 million or 386% to $38.1 million from $7.8 million for the nine months ended September 30, 2022, primarily due to the acquisition of ClickDealer during the first quarter of 2023.

Cash flows from financing activities
Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 was $19.3 million, reflecting an increase of $21.7 million or 903%, as compared to $(2.4) million for the nine months ended September 30, 2022. This increase was substantially due to the issuance of preferred shares and warrants, and the draw of the revolving credit facility.

For the nine months ended September 30, 2023, our Unlevered Free Cash Flow conversion rate decreased 80% due to lower business performance.

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

Recently Issued Accounting Standards

Refer to Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Condensed Notes to Consolidated Financial Statements (Unaudited), included in Item 1. Financial Statements of this Quarterly Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K/A.

Interest Rate Risk
As of September 30, 2023, we had total debt outstanding of $276.8 million (net of $9.8 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $233.7 million and our Revolver Facility of $53.0 million combined. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 1% (100 basis points) increase in interest rates would increase our interest expense by approximately $2.6 million annually, based on the debt outstanding at September 30, 2023.

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

Based on their evaluation as of September 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2022 Form 10-K/A. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Starting in the fourth quarter of fiscal year 2022 and continuing through September 30, 2023, the Company has taken steps to remediate the material weakness by adding reconciliation controls for the revenue process. We intend to continue assessing our process and adding internal controls as necessary that will help mitigate the risk related to the material weakness.

Management’s Report on Internal Control Over Financial Reporting

September 30, 2023 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting related to revenue. Management assessed our internal control over financial reporting as of September 30, 2023 and concluded that a material weakness exists related to revenue. We did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized. Also, during management’s assessment of internal control over financial reporting as of September 30, 2023, we concluded that we did not design and maintain effective information technology general controls for certain information systems that are relevant to the preparation of the financial statements. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included validation using revenue reconciliations and fluctuation analyses.

Remediation Plans

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. We plan to continue to assess our internal controls and procedures, and intend to take further action as necessary or appropriate to address any other matters we identify or that are brought to our attention. We will not be able to fully remediate these material weaknesses until all the significant steps have been completed, and have been operating effectively for a sufficient period of time. We believe our ongoing efforts will be sufficient to remediate the identified material weakness.

Changes in Internal Control Over Financial Reporting
Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the third quarter of the fiscal year ending December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. However, separate from such matters, to the best of our knowledge, outside of those described below, there are no material pending or threatened legal proceedings to which we are a party, either individually or in the aggregate.

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG's review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

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
3.3
Certificate of Amendment to Certificate of Incorporation of Digital Media Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2023).

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
10.1*
Offer Letter, by and between Digital Media Solutions, Inc. and Vanessa Guzmán-Clark, dated as of November 7, 2023 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2023).

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

Date: November 14, 2023

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Vanessa Guzmán-Clark
Name:	Vanessa Guzmán-Clark
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)