Form 10-K
period 2023-12-31
Digital Media Solutions, Inc.
filed 2024-04-18
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
None

Securities registered pursuant to Section 12(g) of the Act:
None(1)(2)
____________________
(1)On October 10, 2023, the New York Stock Exchange (the “NYSE”) filed a Form 25 to delist our common stock and remove it from registration under Section 12(b) of the Exchange Act. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12 of the Exchange Act was effective after 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Our common stock is currently quoted on the OTCQB Market under the symbol “DMSL”.
(2)On June 29, 2023, NYSE filed a Form 25 to delist our Public Warrants and remove such securities from registration under Section 12(b) of Exchange Act. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Public Warrants under Section 12 of the Exchange Act was effective after 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. The Public Warrants are currently traded on the OTC Pink Market under the symbol “DMSIW.”

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of $4.95 reported on the New York Stock Exchange, was approximately $3 million. For the purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 15, 2024, 4,438,137 shares of the registrant’s Class A Common Stock, par value $0.0001 per share; and 1,896,235 warrants to purchase shares of the registrant’s Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

2

Digital Media Solutions, Inc.

Explanatory Note - Certain Defined Terms

References in this document to the “Registrant,” “DMS Inc.,” “DMS,” the “Company,” “we,” “management,” “us” or “our” refers to Digital Media Solutions, Inc. and its consolidated subsidiaries, except where the context otherwise requires or indicates.

Forward-Looking Statements

This Annual Report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this Annual Report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “assume,” “likely,” “predicts,” “potential,” “continue,” and similar expressions. These forward-looking statements include, without limitation, our expectations with respect to our future performance and our ability to implement its strategy, and are based on the beliefs and expectations of our management team from the information available at the time such statements are made. These forward-looking statements involve a number of judgments, risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside our control and are difficult to predict. Factors that may cause such differences include, but are not limited to:

•financial and business performance, including business metrics and potential liquidity;
•changes to our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans, including related to our strategic review process and the potential sale of all or part of our business;
•ability to attain the expected financial benefits from the ClickDealer transaction;
•any impacts to the ClickDealer business from our acquisition thereof,
•ability to successfully recover should DMS experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, data breach, power loss, telecommunications failure or other natural or man-made event;
•ability to manage our international expansion as a result of the ClickDealer acquisition, including operations in the Ukraine;
•the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;
•changes in client demand for our services and our ability to adapt to such changes;
•the entry of new competitors in the market;
•the ability to maintain and attract consumers and advertisers in the face of changing economic or competitive conditions;
•the ability to maintain, grow and protect the data DMS obtains from consumers and advertisers, and to ensure compliance with data privacy regulations in newly entered markets;
•the performance of DMS’s technology infrastructure;
•ability to protect DMS’s intellectual property rights;
•ability to successfully source, complete and integrate acquisitions;
•ability to improve and maintain adequate internal controls over financial and management systems, and remediate material weaknesses therein, including relating to revenue and the impairment of goodwill and intangible assets;
•the continuously evolving laws and regulations applicable to our business in the United States and around the world and our ability to maintain compliance therewith;
•our substantial levels of indebtedness;
•our ability to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows, including our ability to service our debt obligations under our senior secured credit facility, entered into on May 25, 2021 (as amended from time to time, the “Credit Facility”);
•our ability to comply with the covenants in our Credit Facility and our obligations to the holders of our Series A convertible redeemable Preferred Stock (“Series A Preferred Stock”) and Series B convertible redeemable Preferred Stock (“Series B Preferred Stock,” collectively the “Preferred Stock”);
•volatility in the trading price of our common stock and our Public Warrants and fluctuations in value of our Private Placement Warrants and the Preferred Warrants (collectively, the “Warrants”); and
•other risks and uncertainties indicated from time to time in DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in this Annual Report and in DMS’s subsequent filings with the SEC.

We discuss many of the risks, uncertainties and other factors that we face in greater detail under the heading “Risk Factors” in
Part I, Item 1A of this Annual Report. There may be additional risks that we consider immaterial or which are unknown, and it is not possible to predict or identify all such risks.

We caution that the foregoing list of factors is not exclusive. In addition, we caution readers not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based. These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or similar transactions.

PART I
Item 1. Business

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

The Company is headquartered in Clearwater, Florida. The Company primarily operates and derives most of its revenue in the United States.

Refer to Note 2. Business Combination in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for an overview of the Company’s background.

Recent Developments

Recent Business Acquisition
On March 30, 2023, the Company acquired certain assets of G.D.M. Group Holding Limited, a company organized under the laws of Cyprus (“ClickDealer Cyprus”), ClickDealer Asia Pte., Ltd., a company organized in Singapore (“ClickDealer Singapore”), GDMgroup Asia Limited, a company organized in Hong Kong (“ClickDealer HongKong”) and ClickDealer Europe BV, a company organized in the Netherlands (“ClickDealer Netherlands”, and collectively with ClickDealer Cyprus, ClickDealer Singapore, ClickDealer Hong Kong, and any other related entity “ClickDealer”), with a purchase price of $35 million, of which the Company paid cash consideration of $33 million plus net working capital adjustments through August 22, 2023, with the remaining balance as holdbacks payable to the sellers upon the completion of certain deliverables through 2025. The transaction also includes up to $10 million in contingent consideration, subject to the achievement of certain milestones, to be paid two years after the acquisition date, subject to the operation of the acquired assets reaching certain milestone. The contingent consideration may be paid in cash or the Company’s Class A Common Stock, to be mutually agreed by DMS and the applicable recipients. For further information, refer to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2023.

Private Placement of Convertible Preferred Stock and Warrants
On March 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain investors to purchase 80,000 shares of Series A convertible redeemable Preferred stock (“Series A Preferred stock”) and 60,000 shares of Series B convertible redeemable Preferred stock (“Series B Preferred stock”, and together with the Series A Preferred stock, the “Preferred Stock”), for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.2 million of related party participation. The Preferred Stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million. The Company also issued the Preferred Warrants to the purchasers in the Preferred Offering. Holders of the Preferred Warrants may acquire up to 963 thousand shares of Common Stock, with a 5-year maturity and an exercise price equal to $9.6795, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement. See Note 10. Fair Value Measurements for further details.

Proceeds from the Preferred Offering were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 8. Debt) and consummate the ClickDealer acquisition.

Amendment of Term Loan and Revolving Facility
On July 3, 2023, our Credit Facility, which consisted of a senior secured term loan with an aggregate principal amount of $225 million (“Term Loan”) and a $50 million senior secured revolving credit facility (“Revolving Facility”), was amended to transition LIBOR to the Term Secured Overnight Financing Rate (“SOFR”) as the basis for establishing the interest rate applicable to borrowings under the agreements. The interest rate is based on SOFR Benckmark Replacement plus 5.00% for the Term Loan and SOFR Benckmark Replacement plus 4.25% for Revolving Facility.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a first amendment to the Credit Facility (the “First Amendment”) with Truist Bank and the other lenders party thereto (the “Lenders”), which, among other things, modified the Credit Facility as follows:
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
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter thereafter, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 excluding December 31, 2023, and $10 million from December 31, 2023 and thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant);
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders; and
h.establishes a minimum payment for the revolver of 1.0%per annum of the original aggregate principal amount of the Revolving Facility outstanding as of the First Amendment’s effective date, paid quarterly.

As of March 31, 2024, the Company was in breach of the net leverage ratio covenant under its Credit Facility, which it cured as of April 17, 2024, when DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85%for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, we must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, we have agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones. Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further detail on our debt.

Common Stock Reverse Split
On August 28, 2023, Digital Media Solutions, Inc. filed an amendment to its certificate of incorporation in the State of Delaware (the “Amendment”), which provided that, after the market close on August 28, 2023 (the “Reverse Split Effective Time”), every fifteen shares of our issued and outstanding Class A Common Stock and Class B Common Stock would automatically be combined into one issued and outstanding share of Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share (the “Reverse Stock Split”).

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

No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who otherwise would have been entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. All historical share amounts disclosed in this Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Stock Split.

Delisting by NYSE of Class A Common Stock and Public Warrants
On October 10, 2023, NYSE filed a Form 25 with the SEC to delist the Company’s Class A common stock from NYSE. The deregistration of the common stock under Section 12 of Exchange Act was effective on January 8, 2024. As of April 12, 2024, the Company’s Class A common stock were traded on the OTCQB Market under the trading symbol “DMSL.”

On June 29, 2023, NYSE filed a Form 25 to delist our Public Warrants from NYSE. The deregistration of the Public Warrants under Section 12 of the Exchange Act was effective on September 27, 2023. As of April 12, 2024, the Public Warrants were traded on the OTC Pink Market under the symbol “DMSIW.”

Human Capital

Our people are vital to our success in the digital marketing services industry. As a human-capital business, the long-term success of our firm depends on our people. We strive to make our employees feel as though they are highly prioritized. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our associates.

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

Since our technologies can be securely accessed remotely, after feedback as a result of the COVID-19 pandemic, we have transitioned so that nearly all of our workforce operates remotely. Ongoing feedback from employee surveys indicate that our talent has embraced, and prefers to continue, working in a remote environment. We have prioritized virtual communications, wellness programs, and work-life balance adaptation that has increased engagement and supports our trust-first mentality. Recognizing safety as a priority, once safe to return, our people will have the opportunity to work at our headquarters.

The Company is headquartered in Clearwater, Florida with approximately 337 employees as of December 31, 2023.

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

Under the Brand Direct reportable segment, revenue is earned from fees we charge to our customers when we advertise directly for them under their brand name. In servicing our customers under this reportable segment, the end consumer of our customer interacts directly with our customer and does not interface with the Company’s brands at any point during the transaction process. Consumer journeys inside the Brand Direct reportable segment utilize the Company’s propriety tool set of Data, Process and Technology which operates in the background of these journeys.

Under the Marketplace reportable segment, we earn revenue from fees we charge to our customers when we advertise their business under our brand name. The end consumer interfaces directly with our brand and may be redirected to our customer based on information obtained during the transaction process. The Marketplace reportable segment utilizes the Company’s same propriety tool set of Data, Process and Technology as Brand Direct which operates in the background of these journeys.

Under the Technology Solutions reportable segment, we earn revenue from fees for other services provided to our customers such as the management of digital media services on behalf of our customers as well as our SaaS offering. Revenue in this segment is recognized when control of goods or services is transferred to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods and services. Upon satisfaction of the associated performance obligation, the Company recognizes revenue.

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

Competition
The Company is a brand-direct solutions provider that offers a diversified set of advertising and customer acquisition solutions to a wide variety of industries, most comparable to adtech firms such as The TradeDesk, Inc. (NASDAQ: TTD) and LiveRamp Holdings, Inc. (NYSE: RAMP). As a complement to our industry-agnostic offerings, the Company has also developed marketplace solutions that are more vertically oriented to key markets such as insurance, finance, education, health and wellness, which are most comparable to marketplaces offered by EverQuote, Inc. (NASDAQ: EVER), SelectQuote, Inc. (NYSE: SLQT), LendingTree, Inc. (NASDAQ: TREE), QuinStreet, Inc. (NASDAQ: QNST), CarGurus, Inc. (NASDAQ: CARG), and eHealth, Inc. (NASDAQ: EHTH) but with less risk exposure to a single industry.

Customer Concentration
For the years ended December 31, 2023 and 2022, one advertising customer within the Marketplace segment accounted for approximately 14.1% and 23.2% of our total revenue, respectively. We market for advertisers on our platform primarily through utilizing impressions, ad clicks, direct messaging to consumers, leads, and email to sales conversions, directly measuring results and providing accountability. Our initial contract terms for customer acquisition are typically one to three months. Managed services are typically signed for one-month terms with auto-renewal for subsequent period and revenue by licensing the Software to customers under SaaS-based contracts, which is typically one-month with auto-renewal for subsequent months. The large majority of our customers pay on a monthly basis. Our services are billed on a monthly basis for the services provided in the previous month. Our pricing method reflects the price and quantities for the service provided, which is driven by the volume of customer acquisition, includes access to our direct service, technical support and managed services infrastructure. We generally recognize revenue from our leads, services and software platform ratably over the contractual term of the arrangement. We do not charge third-party suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform.

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

Macroeconomic conditions
During 2020 and 2021, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability and the level of unemployment, including during economic downturns and global pandemics, all had an adverse impact on our customers’ costs of services and their demand for our services and our revenue. By late 2021, the auto insurance industry began to experience significant economic macro headwinds which resulted in 14 of the 20 largest private auto insurers experiencing double-digit declines in loss ratios.

Additionally, in 2022 and 2023, persistent inflationary pressures leading to rising costs across all goods and services continued to intensify recessionary fears. Exceptional inflation and supply chain issues have continued to suppress the insurance market as it experienced relatively extreme market volatility. Specifically, within the auto insurance industry, increased claims costs continue to suppress insurance carrier marketing spend extending the expected recovery as carriers remain cautious.

These and other difficulties faced by our customers have magnified due to hardships in the economy caused a reduction in their advertising budgets as they seek to manage expenses in general. Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenue during a downturn in the economy.

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

Available Information
Our website is www.DigitalMediaSolutions.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbols “DMSL” and “DMSIW.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Investor Relations at investors@dmsgroup.com.

Item 1A. Risk Factors

Summary of Risk Factors

The following summarizes the significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. We group these risk factors into five categories and some of the more significant risks include the following:

–Risks related to our financial condition:
•our history of losses, may never be profitable and require substantial funds to continue our operations;
•our net losses, level of indebtedness and significant cash used in operating and investing activities;
•impairment of our goodwill or intangible assets requiring us to record a significant charge to earnings;
•our limited liquidity;
•a Triggering Event under our Preferred Stock’s Certificates of Designations could result in our being required to mandatorily redeem our Preferred Stock;
•our ability to obtain any waivers from the lenders party to our Credit Facility or from the holders of our Preferred Stock on a timely basis, on favorable terms or at all;
•our ability to raise additional capital to maintain our operations and execute our business plan;
•our existing indebtedness and any future indebtedness;
•our ability to generate cash to service our third-party indebtedness;
•restrictions on our business and financing activities relating to the credit facilities we have entered into and that we may enter into, and our ability to remain in compliance with debt covenants under such facilities; and
•the success of any restructuring or reorganization resulting in DMS operating as a going concern.

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
•operating our business outside of the U.S. makes us susceptible to the various risks of doing business internationally, such as lower revenue, increase in costs, reduction in profits, disruption to business or damage to reputation;
•the ability to successfully source and complete acquisitions and to integrate the operations of companies DMS acquires;

•our substantial levels of indebtedness, and maintaining covenants under our credit facility;
•litigation could distract management, increase our expenses or subject us to material money damages and other remedies;
•the change in fair value of our Private Placement Warrants at each reporting period and the potential that such change may adversely affect our net loss in our consolidated statements of operations;
•dependence on key personnel to operate our business, and our management team has limited experience with international operations and managing a public company;
•our goodwill or intangibles assets may become impaired and the potential that such change may adversely affect our net loss in our consolidated statements of operations; and
•foreign exchange rate fluctuations could result in significant foreign currency gains and losses and affect our results of operations.

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
•we are required under the Tax Receivable Agreement to make payments to the Shareholder TRA Parties (as defined below) in respect of certain tax benefits and certain refunds of pre-Closing taxes of DMS and Blocker Corp, and such payments may be substantial;
•the ability to improve and maintain adequate internal controls over financial and management systems;
•the material weaknesses in our internal control over financial reporting;
•our large shareholders have significant influence over us;
•volatility in the trading price of our common stock and warrants;
•the risk of dilution of our Class A common stock;
•our warrants may have no value and expire worthless; and
•fluctuations in value of our Private Placement Warrants.

Risks Related to Our Financial Condition

We have a history of losses, we may never be profitable and require substantial funds to continue to operate.

As a combined entity, we incurred net losses of $122.7 million for the year ended December 31, 2023 and net losses of $52.5 million for the year ended December 31, 2022. Our cash flows from operating activities were negative $7.9 million for the year ended December 31, 2023 and negative $0.3 million for the year ended December 31, 2022. We expect that we will continue to incur losses and generate negative cash flows from operations in the near term, and we may never reach any sustained profitability. We may not generate positive cash flow from operating activities or cash flows from investing activities in any given period and our limited operating history as a combined company with ClickDealer and other acquisitions made subsequent to the Leo Holdings Corp. (“Leo”) transaction structured similar to a reverse recapitalization (the “Business Combination”) may make it difficult to evaluate our current business and our future prospects. There is no guarantee that our business plan will be successful or generate a net profit. Even if our business plan results in additional revenue, we may not be able to effectively manage such growth, which could materially and adversely impact our ability to achieve profitability. If we are not able to achieve sustainable profitability as a combined company and generate sufficient cash flow to support our business operations and debt obligations, then our ability to execute our business strategy and maintain our business operations could be materially adversely affected. We are actively seeking sources of financing to fund our continued operations, which may not be available on terms satisfactory to us, and our business and growth prospects may suffer.

Our net losses, level of indebtedness and significant cash used in operating and investing activities may adversely impact our financial condition and results of operations.

As of March 31, 2024, the Company was in breach of the net leverage ratio covenant under its Credit Facility, which it cured as of April 17, 2024, when DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and

Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85%for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, we must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, we have agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones. (Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further detail on our debt.)

Management is monitoring the Company’s compliance and future ability to comply with all financial covenants within one year of issuance of these consolidated financial statements and currently expects to remain in compliance. Our forecasts for future covenant compliance are based on expected customer demand. However, if advertisers stop purchasing consumer engagement or referrals from us, decrease the amount they are willing to spend per engagement or referral, or if we are unable to establish and maintain new relationships with advertisers, our business, results of operations, and compliance with covenants could be materially adversely affected. Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further details on our debt.

The Defaults, any potential future defaults and/or any Events of Default under the Credit Facility and any cross-defaults under the terms of our Preferred Stock and Preferred Warrants when taken together with the following conditions: our available cash resources, recurring losses, an expectation of continuing operating losses, cash outflows from operations and investments for the foreseeable future, and the need to raise additional capital to finance our future operations, may adversely impact our results of operations and our financial condition.

We have and may in the future be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. We perform an impairment analysis of our goodwill annually. For the year ended December 31, 2023, the result of our annual impairment test indicated that there were goodwill impairment indicators for the Brand Direct segment, as the carrying value of that reporting unit exceeded the fair value. The Company further determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023 and 2022. As a result, the Company recorded additional impairment of intangible assets of $1.5 million and $14.7 million to intangible assets which are in asset groups included in Brand Direct, Marketplace and Technology Solutions reporting units, respectively, for the year ended December 31, 2023. Further impairment charges to our goodwill could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates—Goodwill and other intangible assets,” Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies – Goodwill and intangible assets, and Note 6. Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

To the extent that business and/or economic conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges in the future. A future impairment charge could have a material adverse effect on our business, financial condition and results of operations.

Our limited liquidity could materially and adversely affect our business operations.

We require certain capital resources in order to operate our business and our limited liquidity could materially and adversely affect our business operations. We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding our costs of operations, working capital and capital expenditures. Our access to capital and debt markets is significantly limited. A number of factors, including but not limited to, decreased revenues related to decreased traffic and spending amounts of our tenants and customers, and the impact of economic conditions may negatively affect our cash generated from operations. See “Item 7—Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on our liquidity.

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

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to optimize our performance, which could negatively impact our financial position, results of operations and cash flow.

During the second quarter of 2023, we experienced an unexpected decline in revenues due to the continued weakness in the insurance sector. The decline in revenue adversely affected the Company’s liquidity. In response, during the second quarter, we drew the remaining $10.0 million available under our Revolving Facility and subsequently have undertaken efforts to improve our liquidity by undertaking further cost-savings initiatives. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As part of our ongoing focus to achieve a sustainable financial position, we have embarked on a series of strategic initiatives to optimize our performance, including strategic cost optimization initiatives. We may be unable to successfully identify or implement plans targeting these initiatives or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy, or other factors. The costs we incur to implement improvement strategies may negatively impact our financial position, results of operations and cash flow.

From time to time, the execution of our business strategy may include divesting certain assets or businesses, which we may be unable to successfully execute and we may be unable to achieve the benefits we expect from any such divestitures.

To execute our strategy, we may realign and enhance our business by divesting certain assets or non-core or less strategic portions of our business in order to, among other things, redeploy capital into our core strategies. We may not be able to complete such divestitures with favorable terms or timing or at all. The success of such transactions in the future will be subject to market conditions, availability of financing and other circumstances beyond our control. In addition, we may also evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our initiatives and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy. We also may not recognize the anticipated benefits, including operating advantages and cost savings of dispositions or other divestitures that we may pursue. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction or if we are unable to offset impacts from the loss of revenue associated with such divestiture opportunities, it could materially and adversely affect our business, cash flows, financial condition and results of operations.

A Triggering Event under our Preferred Stock’s Certificates of Designations could result in our being required to mandatorily redeem our Preferred Stock.

The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock filed with the State of Delaware Secretary of State Division of Corporations on March 30, 2023 (the “Series A Certificate of Designations”) and the Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock filed with the State of Delaware Secretary of State Division of Corporations on March 30, 2023 (the “Series B Certificate of Designations” and, together with the Series A Certificate of Designations, the “Certificates of Designations”) are each subject to provisions that provide for certain Triggering Events that may require us to mandatorily redeem each series of the Preferred Stock. More specifically, there have been Triggering Events that have occurred in the past, including a Triggering Event due to the delisting of our common stock from NYSE. Furthermore, we were unable to file this Annual Report on Form 10-K by the deadline prescribed by the SEC, and so any registration statement on Form S-3 registering the resale of any our securities is no longer effective, and there can be no assurance that we will have an effective registration statement for the resale of our securities in the future. Other such potential Triggering Events, among others, include bankruptcy or a cross default as a result of any Accelerated Event of Default under the Credit Facility occurs. The completion of such mandatory redemption would be subject to applicable law. If we were required to complete a mandatory redemption of our Preferred Stock, this would have an immediate adverse effect in a material respect on our ability to meet our working capital needs and on our business and operating results.

There is no assurance that we will be able to obtain any waivers from the lenders party to our Credit Facility or from the holders of our Preferred Stock on a timely basis, on favorable terms or at all.

There is no assurance that going forward we will be able to obtain any waivers from the lenders party to our Credit Facility or from the holders of our Preferred Stock on a timely basis, on favorable terms or at all. We would need to take further actions to raise additional funds to fund our existing indebtedness obligations, mandatorily redeem our Preferred Stock or potentially to fund our existing operations, and we would not be able to draw upon the Credit Facility.

Our substantial existing indebtedness and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2023 we had $242.9 million and $55.1 million outstanding under our Term Loan and our Revolving Facility, respectively, and in the future we could incur indebtedness beyond our Credit Facility, including due to the Second Amendment. Borrowing on our Credit Facility, combined with our existing and potential future financial obligations and contractual commitments, could have significant adverse consequences, including:

•making it more difficult for us to satisfy obligations with respect to indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, which could result in an event of default under our debt instruments;
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
•limiting our ability to engage in strategic transactions or implement our business strategies;
•limiting our ability to borrow additional funds, or to refinance, repay or restructure our existing indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Any indebtedness we incur under our current credit facility will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. Fluctuations in interest rates can increase borrowing costs and increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. If the market rate of interest continues to increase substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. Our interest expense could also increase when we refinance debt. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do and the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Despite our substantial indebtedness, we may be able to incur significant additional indebtedness in the future. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks, including those described above, could intensify.

To service our third-party indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our third-party debt service obligations could harm our business, financial condition and results of operations.

Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our indebtedness. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, or if our subsidiaries are prohibited from paying dividends or making distributions because of restrictions in the agreements governing their indebtedness or otherwise, we may have to pursue alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance or restructure our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our and our subsidiaries’ existing or future debt instruments may restrict us from adopting some of these alternatives. Furthermore, Truist Bank and the other lenders party to the Credit Facility have no obligation to provide us with debt or equity financing in the future. In addition, once the PIK interest period under our Credit Facility has ended, we may not be able to resume servicing our indebtedness through cash payments at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms would have an adverse effect, which could be material, on our business, financial position, results of operations and cash flows.

We are actively seeking to raise additional capital or dispose of certain of our operations to maintain or adjust our operations. If we fail to raise additional capital or dispose of certain operations we may need to reorganize our balance sheet and operations, or liquidate, including under the protection of a bankruptcy court, which could result in a loss of your entire investment. There can be no assurance that any financing or restructuring will be obtained on acceptable terms with the necessary parties or at all.

We expect to seek additional funds through potential debt financings or other capital sources or strategic transactions. Further, our Second Amendment requires us to initiate a strategic review and marketing process to sell all or substantially all of our assets. There can be no assurance that any such process will be successful or implemented at all. In addition, as disclosed previously, we have and again may seek to obtain waivers or amendments with respect to compliance with the terms of our Credit Facility. However, we may not be successful in securing additional financing on acceptable terms or at all, or in obtaining a waiver or amendment to our existing Credit Facility or Preferred Stock (or any other material agreements necessary for our continued operations).

If provided, the agreements governing such financing will likely contain restrictions that further limit our flexibility in operating our business, potentially even beyond those restrictions under our Credit Facility. Our Credit Facility already contains, and any future credit facility may contain, various covenants and ratios that limit our ability to engage in specific types of transactions. Subject to limited exceptions, these covenants and ratios limit our ability to, among other things:

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

If we cannot successfully receive additional financing, we may have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, and our suppliers/vendors could impose more onerous terms on us, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and may result in a complete or partial loss of your investment in us.

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

Customer Concentration Creates Risk for Our Business.

For the years ended December 31, 2023 and 2022, one advertising customer within the Marketplace segment accounted for approximately 14.1% and 23.2% of our total revenue, respectively. We expect that sales to this advertising customer will continue to be a significant contributor to our Net revenue. Certain parts of our business may continue to have a high customer concentration and depend disproportionately on a few large customers. To the extent that such a large customers fail to meet their purchase commitments, change their ordering patterns or business strategies, or otherwise reduce their purchases or stop purchasing our products, or if we experience difficulty in meeting the high demand by these larger customers for our products, our revenue and results of operations could be adversely affected.

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

We have at times experienced rapid growth and continue to have plans for further growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business.

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

Our past growth may not be indicative of our future growth.

Our Company’s operations and their related revenue and results of operations have significantly changed over the last several years. This change may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

We currently operate primarily in the United States. To the extent our business has expanded internationally due to the acquisition of ClickDealer, we will encounter additional risks, including different, uncertain or more stringent laws relating to consumer protection and data privacy rights.

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

The significance of our operations outside of the U.S. makes us susceptible to the risks of doing business internationally, which could lower our revenue, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

With the acquisition of ClickDealer, we have expanded our brand direct business outside of the U.S. and its territories, which exposes us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenue or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions, that could have a material negative impact on our operations or our ability to pursue development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in managing an organization doing business in many different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; and (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation. Due to our lack of experience with international operations and developing and managing sales and distributions channels in international markets, our international expansion may not be successful.

We have operations in Ukraine following our acquisition of ClickDealer, which operates in the Ukraine, and our business may be affected by the negative or uncertain political climate, infrastructure disruption in Ukraine and increased volatility of global markets and industries as a result of the ongoing conflict with Russia.

We have operations in Ukraine following our acquisition of ClickDealer in April 2023. As a result of the ongoing conflict against Russia, negative or uncertain political climates in Ukraine, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations in Ukraine or cause us to exit the Ukrainian market. Additionally, some of our Ukraine-based team members may be forced to relocate to other countries and within Ukraine. We are closely monitoring the situation and are committed to caring for our colleagues in the region. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, the war between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The scope of the impact of the ongoing war in Ukraine is impossible to predict at this time and could have an adverse impact on our business.

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

Operating in international markets, including after our acquisition of ClickDealer, requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Due to our management team’s limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. Our management’s lack of experience and failure to successfully manage the various risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. Following the completion of the Business Combination, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

Our corporate culture has contributed to our success and, if we are unable to maintain it, our business, financial condition and results of operations could be harmed.

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

Since our ClickDealer acquisition, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows. Upon translation, operating results may differ materially from expectations. As we continue to expand our international operations, our exposure to exchange rate fluctuations will increase. International advertisers’ spending may be affected by changes in currency exchange rates, and as a result, the related revenue may be adversely impacted by fluctuations in currency exchange rates. Further, although the prices charged by vendors for the merchandise we purchase are primarily denominated in U.S. dollars, a decline in the relative value of the U.S. dollar to foreign currencies could lead to increased international operation costs, which could negatively affect our competitive position and our results of operations. Further, we have not engaged in currency hedging activities to limit risk of exchange rate fluctuations.

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

We currently operate primarily in the United States. To the extent our business has expanded internationally due to the acquisition of ClickDealer, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

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

We currently operate primarily in the United States. To the extent our business has expanded internationally due to the acquisition of ClickDealer, we will encounter additional risks, including different, uncertain or more stringent regulations and laws relating to our business operations.

We assess customer needs, collect customer contact information and provide other product offerings, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States and other jurisdictions.

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

Risks Related to our Capital Stock and Warrants and Other Business Risks

Due to our financial condition, trading in our capital stock, including our common stock, warrants or any other equity securities or equity securities is highly speculative and poses substantial risks.

All of our substantial existing indebtedness is senior to the Company’s capital stock, including our common stock, warrants or any other equity securities in our capital structure. Any trading in our securities is highly speculative and poses substantial risks to purchasers of our securities. Further, our common stock and warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $172.50 (as may be adjusted) (“Public Warrants”) trade over-the-counter on the OTCQB Market and the Pink Market, respectively, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. There is no assurance that we may be able to list our common stock and/or warrants on another national securities exchange in the future or that any investor may be able to continue to obtain quotation on an over-the counter quotation system.

We are a holding company and our only material asset is our indirect interest in DMS, and we are accordingly dependent upon distributions made by DMS and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of equity interests of Blocker Corp (our wholly owned subsidiary). Blocker Corp is a holding company with no material assets other than its ownership of DMS Units, the equity interests of our indirect subsidiary. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of DMS and its subsidiaries and the distributions we receive (via Blocker Corp) from DMS. Deterioration in the financial condition, earnings or cash flow of DMS and its subsidiaries for any reason could limit or impair DMS’ ability to pay such distributions. Additionally, to the extent that we need funds and DMS and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or DMS is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

Under the Tax Receivable Agreement, we are required to make payments to the Shareholder TRA Parties in respect of certain tax benefits and certain refunds of pre-Closing taxes of DMS and Blocker Corp, and such payments may be substantial.

Pursuant to the Amended Partnership Agreement, the Shareholder TRA Parties may redeem their DMS Units from DMS for cash, or, at our option, we may acquire such DMS Units in exchange for shares of DMS Class A Common Stock, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. DMS Units acquired by us are expected to be contributed to Blocker Corp. These redemptions and exchanges are expected to result in increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions of Blocker Corp and therefore reduce the amount of income (or, if applicable, franchise) tax that we and Blocker Corp would otherwise be required to pay in the future had such exchanges never occurred.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, pursuant to which we are required to pay the Shareholder TRA Parties (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that we and Blocker Corp actually realize as a result of (A) certain existing tax attributes of Blocker Corp acquired in the Business Combination, and (B) increases in Blocker Corp’s allocable share of the tax basis of the tangible and intangible assets of DMS and certain other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any redemptions of DMS Units or exchanges of DMS Units for cash or shares of DMS Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMS and Blocker Corp received during a taxable year beginning within two (2) years after the Closing. All such payments to the Shareholder TRA Parties are our obligation, and not that of DMS. The actual increase in Blocker Corp’s allocable share of DMS’ tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions and exchanges, the market price of the shares of DMS Class A Common Stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable and the amount and timing of the recognition of our or Blocker Corp’s taxable income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we or Blocker Corp determine, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we or Blocker Corp take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us or Blocker Corp are disallowed (for example, due to adjustments resulting from examinations by taxing authorities), the Shareholder TRA Parties will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement. Rather, excess payments made to such Shareholder TRA Parties will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us or Blocker Corp may not arise for a number of years following the initial time of such payment or, even if a challenge arises earlier, such excess payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our and Blocker Corp’s actual income (or, if applicable, franchise) tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) the Tax Receivable Agreement is rejected in a bankruptcy or similar proceeding, (iii) certain changes of control of us occur (as described in the Tax Receivable Agreement) or (iv) we are more than three months late in making of a payment due under the Tax Receivable Agreement (unless we have insufficient funds to make such payment), our obligations under the Tax Receivable Agreement could accelerate and we could be required to make an immediate lump-sum cash payment to the Shareholder TRA Parties equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the Shareholder TRA Parties could be substantial and could exceed the actual tax benefits that we or Blocker Corp realize subsequent to such payment.

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

If we fail to improve and maintain an effective system of internal control over financial reporting in the future and remediate the identified material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, and may adversely affect investor confidence in us and the price of our common stock and Public Warrants.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to revenue. Management assessed our internal control over financial reporting as of December 31, 2023 and concluded that a material weakness continues to exist related to revenue.

While we have addressed issues related to accounts receivable and the allowance for credit losses during the year ended
December 31, 2022, the risk remains that our ongoing control weakness may adversely affect the accuracy and reliability of our financial reporting.

During the year ended December 31, 2023, we identified a material weakness in internal control over financial reporting related to goodwill. Specifically, management did not design and maintain sufficient procedures and controls related to impairment, including calculating carrying values by segment to accurately reflect the intangible assets from the ClickDealer acquisition, which impacted our calculation of goodwill impairment.

In response, management has implemented and plans to continue to implement additional procedures to ensure the accuracy and completeness of financial results impacted by control deficiencies. Related to the material weakness identified in 2023, management intends to implement additional controls surrounding formalization of the review process for supporting documentation used in the impairment calculations in cases where external valuations have been performed. Related to the material weakness identified in 2021, during the course of 2023, the Company took steps to remediate the 2021 material weakness, including enhancement of recurring detective controls, and will continue to execute remediation steps as they relate to contract review and effective technology general controls until the material weakness is remediated. We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional changes to the design and implementation of controls.

We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in material misstatements of our annual or interim financial statements.

Further, the identified material weaknesses could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and any annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and Public Warrants. For additional information regarding our material weaknesses, see “Item 9A. Evaluation of Disclosure Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.”

We are a smaller reporting company within the meaning of the Securities Act, and to the extent we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

These characteristics may make comparison of our financial statements with another public company which is not a smaller reporting company difficult or impossible because of the potential differences in accounting standards used.

The price of our Common Stock and Public Warrants may be volatile, which may affect our ability to raise capital in the future and may subject the value of the investment of our stockholders to sudden decreases.

Our Class A Common Stock and Public Warrants trade on the over-the-counter markets. The following factors could cause the market price of Class A Common Stock and the Public Warrants to fluctuate significantly:

•the outcome or perceived potential outcome of any sale of all or substantially all of assets (or a partial sale of our assets) with respect to any strategic review process of our business;
•changes in the industries in which the Company and its customers operate;
•variations in its operating performance and the performance of its competitors in general;
•actual or anticipated fluctuations in the Company’s quarterly or annual operating results;
•our ability to meet the covenants in the Company’s credit facility;
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

As of the date of this Annual Report, we have Public Warrants, the warrants purchased privately by the Sponsor simultaneously with the consummation of the Company’s initial public offering and issued in exchange for previously held warrants in Leo (“Private Placement Warrants”) and Preferred Warrants outstanding to purchase up to an aggregate of 1,896,235 shares of Class A Common Stock. We also have the ability to initially issue additional shares under our 2020 Omnibus Incentive Plan (the “2020 Plan”). We may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We are currently considering, and may consider in the future, strategic transactions to help maximize our Company’s value, including financings, strategic alliances, acquisitions or the possible sale of all or part the Company. We may not be able to identify or consummate any suitable strategic transactions.

We are currently considering, and we may consider in the future, one or more strategic transactions that may be available to us to maximize our Company’s value, including financings, strategic alliances, acquisitions or the possible sale of all or part of the
Company. As part of the Second Amendment, we are obligated (subject to waiver by certain lenders) to pursue a sale of all or substantially all of our assets and/or a sale of part of our Company. To the extent that any strategic review results in a transaction, our business objectives and operations may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction at all. Further, with respect to any strategic review process of our business, there can be no assurance of the impact to the market value of our common stock or other equity securities after the announcement or consummation of any sale of all or substantially all of our assets (or a partial sale of the Company or its assets), and for the avoidance of doubt, there can be no assurance that our common stock or other equity securities may have any market value at all after any such transaction.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of stockholders.

Our directors, executive officers and controlling persons as a group beneficially own a majority of our Class A common stock. They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

Our warrants may have no value and expire worthless. Further, we do not have a current and effective registration statement with respect to the resale of any of our securities, including our warrants, and may not have one in the future.

Our warrants may have no value and may expire worthless. The warrants may have no value and expire worthless if it proves uneconomical to exercise any warrants due to the value of our common stock. Further, under the terms of the Public Warrants and Private Placement Warrants, we have agreed to use our reasonable best efforts to meet these conditions and to file and maintain a current and effective registration statement relating to the common stock issuable upon exercise of the Public Warrants and the Private Placement Warrants until the expiration of such warrants. However, we cannot assure you that we will be able to maintain a current and effective registration statement or make effective a new registration statement. Furthermore, we were unable to file this Annual Report on Form 10-K by the deadline prescribed by the SEC, and so any registration statement on Form S-3 registering the resale of any our securities is no longer effective, including for the warrants, and there can be no assurance that we will have an effective registration statement for the resale of our securities in the future. If we are unable to maintain an effective registration statement, the potential “upside” of the holder’s investment in us may be reduced and the Private Placement Warrants and Public Warrants may have no value and expire worthless.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As a global company, we are regularly subject to cyberattacks and other cybersecurity incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team collaborates with our Information Security function, led by our Chief Security Officer (“CSO”), to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations. We are also participants and subscribers in industry cybersecurity intelligence and risk sharing organization to stay abreast of changes in the cybersecurity environment.

We assess the Company’s Information Security program using an industry cybersecurity framework from the National Institute of Standards and Technology. This program includes policies, processes and procedures that help assess and identify our cybersecurity risks and inform how security measures and controls are developed, implemented and maintained. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.

We maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and periodic risk interviews across our business. We also engage an independent third party to perform internal and external penetration testing of the Company’s information security environment periodically and engage other third parties to periodically conduct assessments of our cybersecurity capabilities. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

Our processes also address cybersecurity risks associated with our use of third-party service providers including suppliers, software and cloud-based service providers, as well as third-party security firms used in different capacities to provide or operate some of our cybersecurity controls and technology systems. We proactively evaluate the cybersecurity risk of a third party by utilizing a repository of risk assessments, external monitoring sources, and threat intelligence to better inform the Company during contracting and vendor selection processes. Security issues are documented and tracked, and periodic monitoring of third parties is conducted in an effort to mitigate risk.

In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), the Company has a written incident response plan outlining how to address cybersecurity events that occur. The plan sets forth the steps for coordination among various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties. We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures.

We maintain business continuity and disaster recovery plans to prepare for and respond to the potential for a disruption in the technology we rely on.

The Company (or the third parties it relies on) may not be able to fully, continuously, or effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine whether and how to implement certain security controls and it is possible that we may not implement the necessary controls if we are unable to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate cybersecurity risks. Cybersecurity events, when detected by security tools or third parties, may not always be identified immediately or addressed in the manner intended by our cybersecurity incident response plan.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

Based on the information available as of the date of this Annual Report, we have no reason to believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “Risks Related to our Business,” in Item 1A, “Risk Factors” in this Annual Report.

Cybersecurity Governance

Our cybersecurity risk management and strategy processes are led by our CSO. This individual has over 25 years of professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Although cybersecurity risk oversight continues to remain a top priority for the Board, the Audit Committee of our Board has primary oversight responsibility for the Company’s cybersecurity and other technology risks. The Committee quarterly reviews and discusses with our CSO the Company’s cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, and any significant cybersecurity incidents, including recent incidents at other companies and the emerging threat landscape. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks.

Item 2. Properties

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

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG’s review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

On October 10, 2023, NYSE filed a Form 25 with the SEC to delist the Company’s Class A common stock from NYSE. The deregistration of the common stock under Section 12 of Exchange Act was effective on January 8, 2024. As of April 15, 2024, the Company’s Class A common stock were traded on the OTCQB Market under the trading symbol “DMSL”.

Our common stock began trading on April 20, 2018; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. As of April 15, 2024, there were 49 holders of record.

Holders of Public Warrants

On June 29, 2023, NYSE filed a Form 25 to delist our Public Warrants from NYSE. The deregistration of the Public Warrants under Section 12 of the Exchange Act was effective on September 27, 2023. As of April 15, 2024, the Public Warrants were traded on the OTC Pink Market under the symbol “DMSIW”.

Our Public Warrants began trading on April 5, 2018. As of April 15, 2024, there were 10 holders of record.

Recent Sales of Unregistered Securities

On March 29, 2023, the Company entered into a SPA with certain investors to sell 80,000 shares of Series A Preferred Stock and 60,000 shares of Series B Preferred Stock for an aggregate purchase price of $14.0 million, including $6.0 million of related party participation. The Preferred Offering was made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) thereof and/or Regulation D thereunder. The Preferred Stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million. The Company also issued the Preferred Warrants to the purchasers in the Preferred Offering. Holders of the Preferred Warrants may acquire up to 963 thousand shares of Common Stock, with a 5-year maturity and an exercise price equal to $0.6453, subject to adjustment and the beneficial ownership limitations set forth in the applicable warrant agreement. See Note 10. Fair Value Measurements for further details.

Proceeds from the Preferred Offering were $13.1 million, net of transaction costs, which the Company received on March 30, 2023, and used to fund its equity cure (see Note 8. Debt) and consummate the ClickDealer acquisition.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors.”

This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report, as well as Item 1. Business of this Annual Report, for an overview of our operations and business environment.

Results of Operations

The following table presents our consolidated results of operations as a percentage of net revenue:

	Years Ended December 31,
	2023	2022
Revenue by type:
Customer acquisition	96.3%	96.1%
Managed services	1.9%	2.6%
Software services	1.8%	1.3%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	60.9%	52.2%
Marketplace	44.7%	55.3%
Technology Solutions	2.5%	2.5%
Intercompany Eliminations	(8.2)%	(10.0)%
Net revenue	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	75.3%	73.6%
Gross profit	24.7%	26.4%
Salaries and related costs	13.0%	12.8%
General and administrative	13.9%	10.7%
Depreciation and amortization	5.8%	7.2%
Impairment of goodwill	14.7%	—%
Impairment of intangible assets	5.0%	5.5%
Acquisition costs	0.9%	0.4%
Change in fair value of contingent consideration	(0.5)%	0.7%
Loss from operations	(28.1)%	(10.9)%
Interest expense, net	11.5%	4.4%
Change in fair value of warrant liabilities	(2.7)%	(0.9)%
Change in Tax Receivable Agreement liability	—%	*
Other (1)	*	*
Net loss before income taxes	(36.9)%	(14.4)%
Income tax benefit	(0.2)%	(1.0)%
Net loss	(36.7)%	(13.4)%
Net loss attributable to non-controlling interest	(12.2)%	(5.3)%
Net loss attributable to Digital Media Solutions, Inc.	(24.4)%	(8.1)%
____________________
* Less than one tenth of a percent.
(1)Represents Foreign exchange gain and (Gain) loss on disposal of assets.

Operating Results for years ended December 31, 2023 and 2022

The following table presents the consolidated results of operations for the years ended December 31, 2023 and 2022 and the changes from the prior periods (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Net revenue	$334,949	$391,148	$(56,199)	(14)%
Cost of revenue (exclusive of depreciation and amortization)	252,050	287,820	(35,770)	(12)%
Salaries and related costs	43,583	49,872	(6,289)	(13)%
General and administrative	46,578	41,878	4,700	11%
Depreciation and amortization	19,460	28,242	(8,782)	(31)%
Impairment of goodwill	49,390	—	49,390	100%
Impairment of intangible assets	16,744	21,570	(4,826)	(22)%
Acquisition costs	3,020	1,650	1,370	83%
Change in fair value of contingent consideration	(1,833)	2,583	(4,416)	(171)%
Loss from operations	(94,043)	(42,467)	(51,576)	121%
Interest expense, net	38,634	17,366	21,268	123%
Change in fair value of warrant liabilities	(9,185)	(3,360)	(5,825)	173%
Change in Tax Receivable Agreement liability	—	125	(125)	(100)%
Other (1)	(9)	7	(16)	(229)%
Net loss before income taxes	(123,483)	(56,605)	(66,878)	118%
Income tax benefit	(790)	(4,105)	3,315	(81)%
Net loss	(122,693)	(52,500)	(70,193)	134%
Net loss attributable to non-controlling interest	(41,012)	(20,548)	(20,464)	100%
Net loss attributable to Digital Media Solutions, Inc.	$(81,681)	$(31,952)	$(49,729)	156%
____________________
(1)Represents Foreign exchange gain and (Gain) loss on disposal of assets.

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior periods (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Brand Direct
Customer acquisition	$200,551	$198,873	$1,678	1%
Managed services	3,905	5,367	(1,462)	(27)%
Total Brand Direct	204,456	204,240	216	*
Marketplace
Customer acquisition	149,782	216,385	(66,603)	(31)%
Total Marketplace	149,782	216,385	(66,603)	(31)%
Technology Solutions
Managed services	2,294	4,814	(2,520)	(52)%
Software services	6,049	4,993	1,056	21%
Total Technology Solutions	8,343	9,807	(1,464)	(15)%
Corporate and Other
Customer acquisition	(27,632)	(39,284)	11,652	(30)%
Total Corporate and Other	(27,632)	(39,284)	11,652	(30)%
Total Customer acquisition	322,701	375,974	(53,273)	(14)%
Total Managed services	6,199	10,181	(3,982)	(39)%
Total Software services	6,049	4,993	1,056	21%
Total Net revenue	$334,949	$391,148	$(56,199)	(14)%
____________________
* Less than one percent.

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced an increase in Customer acquisition revenue of $1.7 million or 1% during the year ended December 31, 2023. Customer acquisition revenue for Marketplace decreased by $66.6 million or 31% for the year ended December 31, 2023. The increase in Brand Direct was driven primarily by the acquisition of ClickDealer, however this was offset by softness within our core business. The decline in Brand Direct core and Marketplace segment performance were both attributed to industry macro challenges within the insurance industry which continued to apply downward pressure on cost per click and cost per lead pricing. Additionally, extraordinary inflationary effects and supply chain challenges contributed to the insurance market volatility as increased claims costs continue to suppress insurance carrier marketing spend further delaying the expected market recovery. We also observed an uptick in aggressive competitive activities within our publisher portfolio, as well as an adjustment in the health insurance model shifting non-enrollment ad spend which impacted our performance since the second quarter.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $4.0 million or 39% during the year ended December 31, 2023. The changes were primarily driven by decreased media activity, resulting in lower agency fees. As marketing organizations continue to invest in advanced tools and technologies that can enhance the effectiveness of their in-house marketing activities, the managed service model will continue to contract.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the year ended December 31, 2023.

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

The following table presents the gross profit percentage (gross profit as a percentage of total net revenue) by segment and the changes from prior period:

	Years Ended December 31,
	2023	2022	PPTS Change
Brand Direct	19.5%	21.0%	(1.5)
Marketplace	24.4%	24.1%	0.3
Technology Solutions	77.6%	85.4%	(7.8)
Total gross profit percentage	24.7%	26.4%	(1.7)

Gross profit for Brand Direct decreased for the year ended December 31, 2023, in comparison to the same period in 2022, primarily driven by the aforementioned macro pressure within the insurance market and softness within our debt/consumer finance vertical, both of which deliver a higher margin profile. Additionally, channel mix challenges within our publisher portfolio impacted campaign performance delivery across the segment and we experienced heightened competitive activities within the lead delivery and acquisition marketplace which led to higher acquisition costs as a result of the inflationary effects that continued to disrupt the economy. Each of these factors working in concert contributed to the margin decline.

Gross profit for Marketplace decreased for the year ended December 31, 2023, in comparison to the same period in 2022, primarily driven by macro industry headwinds applying downward pricing pressure impacting revenue performance within our insurance business as well as the shift in ad spend from non-enrollment periods from an insurance distributor. The ad spend shift particularly affected the profitability of the Crisp business model due to the more stable nature of call center operations. The impact of these factors was offset by media optimizations within our insurance business by focusing on a diverse product strategy that centers around Owned & Operated websites and marketplaces as a result of hiring our new executive vice president of Media. We are expecting improved margins by centralizing our demand behind our proprietary DMS asset.

Gross profit for Technology Solutions decreased for the year ended December 31, 2023, in comparison to the same period in 2022, driven by the mix of media purchasing activity skewed more heavily towards higher priced media sources which led to compressed budgets and resulted in decreased fees. Additionally, we have seen softness in our margin performance driven by lower utilization across our technology stack within our existing customer base as a result of increased economic inflationary fears and uncertainty. Additionally, as marketing organizations continue to explore in-house marketing solutions, the managed service model and subsequent margins will continue to contract.

Total gross profit decreased for the year ended December 31, 2023, primarily due to the continued downward pressures within the insurance industry, which continue to lead to declines in click pricing. Additionally, inflation and macro shifts in health insurance budgets have culminated in a monetization contraction within the DMS ecosystem.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased $6.3 million or 12.6% for the year ended December 31, 2023, in comparison to the same period in 2022, primarily driven by the continued redesign of the corporate structure to optimize the operational and administrative support across the organization as well as higher attrition than expected offset by the impact of the ClickDealer acquisition. We continue to evaluate opportunities to position the business for a sustainable future with a focus on developing our top talent.

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

General and administrative expenses increased $4.7 million or 11.2% for the year ended December 31, 2023, in comparison to the same period in 2022, largely due to costs associated with negotiating the amendment to our senior secured credit facility and the termination of call center activities supporting our Voice and Crisp operations.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $8.8 million or 31.1%, during the year ended December 31, 2023, in comparison to the same period in 2022, primarily due to fewer intangibles amortized after the impairments recorded as of December 31, 2022 and June 30, 2023 (see Impairment of goodwill and intangible assets section below).

Impairment of goodwill and intangible assets. The Company further determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company recorded impairment to the Intangible assets and Goodwill within the Brand Direct and Marketplace reporting segments, as the recoverability of each assets class exceeded its useful live. (see Note 6. Goodwill and Intangible Assets).

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs increased $1.4 million or 83.0% during the year ended December 31, 2023, in comparison to the same periods in 2022, primarily due to the ClickDealer acquisition (see Note 7. Acquisitions).

Interest expense, net. Interest expense, net for year ended December 31, 2023 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the administrative agent under the Company’s senior secured credit facility since May 25, 2021 (see Note 8. Debt).

Interest expense, net increased by $21.3 million or 122.5% during the year ended December 31, 2023, in comparison to the same periods in 2022, were primarily due to the rate increase of approximately 4.1% in our LIBOR rate as a result of the amendment of our senior secured credit facility.

Income tax benefit. The Company recorded income tax benefit of $0.8 million for the year ended December 31, 2023. The blended effective tax rate for the year ended December 31, 2023 was 25.2%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc.

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (“GAAP”), this Annual Report includes additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”), including adjusted EBITDA, unlevered free cash flow, unlevered free cash flow conversion, adjusted net income and adjusted EPS. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures can be found below.

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

Adjusted EBITDA is defined as net (loss) income, excluding (a) interest expense, net, (b) income tax benefit, (c) depreciation and amortization, (d) impairment of intangible assets and goodwill, (e) change in fair value of warrant liabilities, (f) debt extinguishment, change in fair value of contingent consideration liabilities and certain professional fees, (g) stock-based compensation, (h) change in Tax Receivable Agreement liability, (i) restructuring costs, (j) acquisition costs and (gain) loss on disposal of assets, and (k) other expense.

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

The following table provides a reconciliation between Adjusted Net Loss and Adjusted EBITDA, and Unlevered Free Cash Flow, from Net loss, the most directly comparable GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022
Net loss	$(122,693)	$(52,500)
Adjustments
Interest expense, net	38,634	17,366
Income tax benefit	(790)	(4,105)
Depreciation and amortization	19,460	28,242
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Change in fair value of warrant liabilities	(9,185)	(3,360)
Change in fair value of contingent consideration liabilities	(1,833)	2,583
Legal and professional fees - Equity Cure & Debt Amendment	4,809	—
Change in Tax Receivable Agreement liability	—	125
Stock-based compensation expense	3,051	6,656
Restructuring costs	6,298	2,312
Acquisition and other related costs (1)	3,833	1,650
(Gain) loss on disposal of assets	(3)	7
Other expense (2)	2,178	5,110
Adjusted EBITDA	9,893	25,656
Less: Capital Expenditures	6,624	6,744
Unlevered free cash flow	$3,269	$18,912
Unlevered free cash flow conversion	33.0%	73.7%
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

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Years Ended December 31,
	2023	2022
Unlevered free cash flow	$3,269	$18,912
Capital expenditures	6,624	6,744
Adjusted EBITDA	9,893	25,656
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Acquisition and other related costs (1)	3,833	1,650
Change in fair value of contingent consideration liabilities	(1,833)	2,583
Other expenses (2)	2,178	5,110
Stock-based compensation	3,051	6,656
Restructuring costs	6,298	2,312
Change in fair value of warrant liabilities	(9,185)	(3,360)
Legal and professional fees - Equity Cure & Debt Amendment	4,809	—
(Gain) loss on disposal of assets	(3)	7
Subtotal before additional adjustments	(65,389)	(10,872)
Less: Interest expense, net	38,634	17,366
Less: Income tax benefit	(790)	(4,105)
Less: Change in Tax Receivable Agreement liability - Consolidated statements of operations	—	125
Allowance for credit losses - Accounts receivable, net	1,756	1,761
Allowance for credit losses - Contract assets, net	2,337	—
Amortization of right-of-use assets	648	937
(Gain) loss on disposal of assets	(3)	7
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Lease restructuring charges	—	438
Loss on termination of operations	869	—
Stock-based compensation, net of amounts capitalized	3,051	6,656
Interest expense paid-in-kind	23,482	—
Amortization of debt issuance costs	2,398	1,490
Deferred income tax benefit, net	(798)	(4,108)
Change in fair value of contingent consideration	(1,905)	2,583
Change in fair value of warrant liabilities	(9,185)	(3,360)
Loss from preferred warrants issuance	553	—
Change in Tax Receivable Agreement liability - Consolidated statements of cash flows	—	(1,146)
Change in income tax receivable and payable	(167)	9
Change in accounts receivable	17,942	1,984
Change in contract assets	(10,436)	—
Change in prepaid expenses and other current assets	798	416
Change in operating right-of-use assets	757	—
Change in accounts payable and accrued expenses	(735)	(3,055)
Change in operating lease liabilities	(2,143)	(2,102)
Change in other liabilities	—	(137)
Net cash used in operating activities	$(7,880)	$(315)
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes compliance-related legal and professional fees pre-acquisition transactions, and in 2022, costs associated with the Company’s strategic alternatives.

Adjusted Net Income and Adjusted EPS

We use the non-GAAP measures Adjusted Net Income (or Adjusted Net Loss, if applicable) and Adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define Adjusted Net Income (Loss) as net loss attributable to Digital Media Solutions, Inc. adjusted for (x) costs associated with the change in fair value of warrant liabilities, debt extinguishment, acquisition-related costs, equity based compensation and restructuring charges and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC (“DMSH LLC”) (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock of Digital Media Solutions, Inc. on a one-to-one basis. We define Adjusted EPS as adjusted net income or loss attributable to Digital Media Solutions, Inc. divided by the weighted-average shares of Class A Common Stock outstanding, assuming the acquisition by Digital Media Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) and Preferred Stock Units for newly-issued shares of Class A Common Stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (in thousands, except per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(122,693)	$(52,500)
Net loss attributable to non-controlling interest	(41,012)	(20,548)
Accretion and dividend Series A and B convertible redeemable preferred stock	(11,653)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(93,334)	$(31,952)

Denominator:
Weighted-average Class A common shares outstanding – basic	2,920	2,581
Add: dilutive effects of equity awards under the 2020 Omnibus Incentive Plan	—	2
Weighted-average Class A common shares outstanding – diluted	2,920	2,583

Net loss per common share:
Basic – per Class A common shares	$(31.96)	$(12.38)
Diluted – per Class A common shares	$(31.96)	$(12.37)

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic and diluted	$(93,334)	$(31,952)
Add adjustments:
Change in fair value of warrant liabilities	(9,185)	(3,360)
Acquisition costs	3,833	1,650
Change in fair value of contingent consideration liabilities	(1,833)	2,583
Restructuring costs	6,298	2,312
Stock-based compensation expense	3,051	6,656
	2,164	9,841
Adjusted net loss attributable to Digital Media Solutions, Inc. - basic and diluted	(91,170)	(22,111)

Denominator:
Weighted-average shares outstanding - basic	2,920	2,581
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	1,713	1,634
Weighted-average Preferred Stock Units that are convertible into Class A common stock	1,738	—
	6,371	4,215

Adjusted EPS - basic and diluted	$(14.31)	$(5.25)

Liquidity and Capital Resources

Overview

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	December 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents and Restricted cash	$18,968	$48,839	$(29,871)	(61)%
Availability under revolving credit facility	$—	$10,000	$(10,000)	(100)%
Total Debt	$298,018	$261,625	$36,393	14%

Our capital resources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses. From time to time, we may access debt or equity capital markets to meet our working capital and/or capital expenditure needs.

During the second quarter of 2023, the Company experienced an unexpected decline in revenues due to the continued weakness in the insurance sector. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decline in revenue adversely affected the Company's liquidity. In response, during the second quarter, the Company drew the remaining $10.0 million available under its Revolving Facility and subsequently has undertaken efforts to improve its liquidity by undertaking further cost-savings initiatives.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a first amendment to the Credit Facility, the First Amendment, which, among other things modified the Credit Facility as further described under “—Credit Facilities”.

For the year ended December 31, 2023, the Company elected to exercise its available PIK elections. Accordingly, $19.1 million and $4.3 million of PIK interest expense were added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of December 31, 2023, the total outstanding balance of the Term Loan and the Revolving Facility is $242.9 million and $55.1 million, respectively. For the year ended December 31, 2023, the effective interest rate was 13.4%, for the Term Loan. The effective interest rate related to the Revolving Facility was 13.1% for the year ended December 31, 2023.

Management believes that the expected impact on our liquidity and cash flows resulting from the debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these consolidated financial statements. See “Item 1A. Risk Factors - Risks Related to Our Financial Condition” in this Annual Report.

Credit Facilities

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

Under the original agreement, borrowings under the Revolving Facility would bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”), plus 3.25%. DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. From May 25, 2021 to July 3, 2023, our interest rate was based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023.

On July 3, 2023, the borrowings under the Term Loan and Revolving Facility were amended to transition LIBOR to the Term SOFR as the basis for establishing the interest rate applicable to borrowings under the agreements.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into the First Amendment with the Lenders, which, among other things, modified the Credit Facility as follows:

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
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6 and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter thereafter, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 excluding December 31, 2023, and $10 million from December 31, 2023 and thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant);
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders; and
h.establishes a minimum payment for the revolver of 1.0%per annum of the original aggregate principal amount of the Revolving Facility outstanding as of the First Amendment’s effective date, paid quarterly.

For the year ended December 31, 2023, the Company elected to exercise its available PIK elections. Accordingly, $19.1 million and $4.3 million of PIK interest expense were added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of December 31, 2023, the total outstanding balance of the Term Loan and the Revolving Facility is $242.9 million and $55.1 million, respectively. For the year ended December 31, 2023, the effective interest rate was 13.4%, for the Term Loan. The effective interest rate related to the Revolving Facility was 13.1% for the year ended December 31, 2023.

The Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of December 31, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of December 31, 2023, the Company was in compliance with the Credit Facility’s minimum liquidity covenant.

As of March 31, 2024, the Company was in breach of the net leverage ratio covenant under its Credit Facility, which it cured as of April 17, 2024, when DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85%for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, we must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, we have agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones. Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further detail on our debt.

Cash flows from operating activities
Net cash used in operating activities was $7.9 million for the year December 31, 2023 as compared to $0.3 million used in operating activities in the year December 31, 2022. The increase in cash used in operating activities is primarily attributable to lower business performance and increase in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the year December 31, 2023 increased by $30.9 million or 335% to $40.2 million from $9.2 million for the year December 31, 2022, primarily due to the acquisition of ClickDealer during the first quarter of 2023.

Cash flows from financing activities
Net cash provided by financing activities for the year December 31, 2023 was $18.2 million, reflecting an decrease of $13.8 million or 43%, as compared to $32.0 million for the year December 31, 2022. This decrease was primarily due to the a reduction in draws of the revolving credit facility compared to the prior year, offset partially by the issuance of preferred shares and warrants in the current year.

For the year December 31, 2023, our Unlevered Free Cash Flow conversion rate decreased 41% due to lower business performance.

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

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with U.S. GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the reporting period. Actual results could differ significantly from these estimates. A number of the estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

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

Acquisition related costs not considered part of the considerations are expensed as incurred and recorded in Acquisition costs within the consolidated statements of operations.

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

Valuation allowance for deferred tax assets
We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset (“DTA”) will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the DTA requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income (see Note 14. Income Taxes).

Preferred Stock
Although the Preferred Stock are mandatorily redeemable, the Preferred Stock have a substantive conversion feature; and therefore, are not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. However, as the Preferred Stock are mandatorily redeemable, redeemable in certain circumstances at the option of the holder, and redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Preferred Stock as mezzanine equity in the consolidated balance sheets. The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. Due to the complexity of the preferred stock, there is significant judgment that is required in applying the appropriate accounting guidance to determine the correct balance sheet classification.

Goodwill and other intangible assets
Goodwill represents the excess of the purchase price consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles-Goodwill and Other, allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, determined using an income approach based on the present value of expected future cash flows, a market approach, or combination of both, given each assessment period’s specific facts and circumstances, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash flows, discount rates, asset lives and market multiples.

Interim Testing
In 2023, the Company considered if an interim event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2023, the Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023. The Company determined the fair value of goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. The result of our analysis indicated that there was goodwill impairment of $33.8 million for the related to the Marketplace reporting unit, which was recorded as impairment of goodwill in the consolidated statements of operations for the quarter ended June 30, 2023.

Further, the Company performed quarterly recoverability tests for certain asset groups to determine whether an impairment loss should be measured on intangible assets. The undiscounted cash flows in the recoverability tests were compared to each identified asset group’s carrying value. During the second quarter of 2023, the Company identified three asset groups with carrying value in excess of the current projected undiscounted cash flows for those asset groups, and therefore calculated the fair value of the finite-lived intangible assets. Intangible assets include technology, brand, and customer relationships. The fair value of technology was determined using the Relief from Royalty Approach; fair value of the customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $7.8 million in the second quarter of 2023, to intangible assets which were in asset groups included in the Marketplace reporting unit, which is included in the consolidated statements of operations as Impairment of intangible assets.

Annual Testing
Additionally, the Company reviews goodwill as of December 31 each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at the reporting unit level. For the year ended December 31, 2023, the result of our annual impairment test indicated that there were goodwill impairment indicators for the Brand Direct segment, as the carrying value of that reporting unit exceeded the fair value. The fair value of each reporting unit for 2023 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company’s estimates of fair value are based upon projected cash flows, weighted average cost of capital and other inputs which are uncertain and involve significant judgments by management.

The result of our analysis indicated that there was Goodwill impairment of $15.6 million for the year ended December 31, 2023 related to the Brand Direct reporting unit. Combined with the Marketplace related goodwill impairment booked during the second quarter of $33.8 million as described above, total goodwill impairment for the year ended December 31, 2023 was $49.4 million.

We review intangible assets with finite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. We evaluate the recoverability of intangible assets at the asset group level. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with finite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. intangible assets with finite lives are amortized on a straight-line basis with estimated useful lives generally between three and fifteen years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. The Company further determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023 and 2022.
As a result, the Company calculated the fair value of those finite-lived intangible assets. Intangible assets primarily include technology, brand, and customer relationships. The Company determined the fair value of each asset group utilizing a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to increased inflation, the economic contraction in our industry and its expected timing of recovery. As a result of the fair value being lower than the carrying value for these asset groups, the Company recorded additional impairment of intangible assets of $1.5 million,$14.7 million, and $0.5 million to intangible assets which are in asset groups included in Brand Direct, Marketplace and Technology Solutions reporting units, respectively, for the year ended December 31, 2023.

Refer to Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for information on our critical and significant accounting policies.

Recently Issued Accounting Standards

Refer to Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for a more detailed discussion on recent accounting pronouncements and the related impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates.

As of December 31, 2023 we had $242.9 million and $55.1 million outstanding under our Term Loan and our Revolving Facility, respectively, which had an effective rate of 13.40% and 13.10%, respectively, for the year ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements for the fiscal years ended December 31, 2023 and 2022, and the reports thereon of the independent registered public accounting firm are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders’
Digital Media Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Digital Media Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment
As described further in Notes 1 and 6 to the financial statements, the Company performs its annual goodwill impairment test for all its reporting units as of December 31 or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We identified the assessment of fair value of the Marketplace reporting unit as of June 30, 2023 and the Brand Direct reporting unit as of December 31, 2023, as a critical audit matter.

The principal consideration for our determination that the assessment of fair value of the Marketplace reporting unit as of June 30, 2023 and the Brand Direct reporting unit as of December 31, 2023, is a critical audit matter is that the significant assumptions made by management involved subjectivity and judgment in the preparation of future discounted cash flows. The reporting units future discounted cash flows include certain management assumptions that require higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate or the amount of the goodwill impairment charge, or both. In particular, the assumptions include forward-looking projections related to revenue and the application of a discount rate. Performing audit procedures to evaluate these assumptions required a high degree of auditor judgment, including the need to involve a valuation specialist.

Our audit procedures related to the assessment of fair value of the Marketplace reporting unit as of June 30, 2023 and the Brand Direct reporting unit as of December 31, 2023, included the following, among others.

•We tested the design and implementation of relevant controls over management’s preparation and review of the future discounted cash flows and the discount rate applied, and review of the methodologies applied by the third-party valuation specialists engaged by the Company.
•We evaluated the reasonableness of forecasted revenues used in the future discounted cash flows by comparing them to historical results, and comparing prior periods forecasted amounts to respective actual results. We obtained an understanding of drivers underlying projected amounts, including projected customer demand. We also considered forecasted market and industry trends compared to the forecasts.
•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company.
•We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.

ClickDealer Acquisition – Valuation of Customer Relationship Intangible Assets
As described further in Note 7 to the financial statements, the Company acquired ClickDealer on March 30, 2023, for a purchase price of $37.9 million. We identified the fair value of the acquired customer relationships as a critical audit matter.

The principal consideration for our determination that the fair value of the acquired customer relationships is a critical audit matter is that that the significant assumptions made by management involved subjectivity and judgment in the preparation of future discounted cash flows. The acquired customer relationships future discounted cash flows include certain management assumptions that require higher degree of estimation uncertainty. Changes in these assumptions could have a significant impact on the fair value estimate. In particular, the assumptions include forward-looking projections related to revenue and the application of a discount rate. Performing audit procedures to evaluate these assumptions required a high degree of auditor judgment, including the need to involve a valuation specialist.

Our audit procedures related to the fair value of the acquired customer relationships included the following, among others.

•We tested the design and implementation of relevant controls over management’s preparation and review of the future discounted cash flows and the discount rate applied, and review of the methodologies applied by the third-party valuation specialists engaged by the Company.
•We evaluated the reasonableness of forecasted revenues used in the future discounted cash flows by comparing them to historical results. We obtained an understanding of drivers underlying projected amounts, including projected customer demand.
•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company.
•We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.

Accounting for Preferred Stock
As described further in Note 11 to the financial statements, on March 29, 2023, the Company sold preferred stock and warrants for an aggregate purchase price of $14.0 million. Although the preferred stock is redeemable, it is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, because it has a substantive conversion feature. However, as the preferred stock is redeemable in certain circumstances at the option of the holder and in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the preferred stock as mezzanine equity in the consolidated balance sheets. We identified the accounting for the preferred stock as a critical audit matter.

The principal considerations for our determination that the accounting for the preferred stock is a critical audit matter is that the interpretation and application of the relevant accounting literature required subjective auditor judgment. The securities purchase agreement includes terms that indicate the preferred stock has features of both equity and liability classification and, thus, there is a high degree of complexity in applying the appropriate accounting guidance to determine the correct balance sheet classification. Auditing management’s application of the appropriate accounting guidance required challenging and significant auditor judgment, including the need to involve a subject matter expert.

Our audit procedures related to the accounting for the preferred stock included the following, among others.

•We evaluated the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance.
•We compared the underlying terms of the securities purchase agreement to the Company’s accounting memoranda; and with the assistance of our internal subject matter expert, independently interpreted and determined that the Company applied the accounting literature appropriately to the transaction.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2022.

Tampa, Florida
April 18, 2024

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,466	$48,839
Restricted cash	502	—
Accounts receivable, net of allowances of $4,172 and $4,656, respectively	35,322	48,109
Contract assets - current, net	6,467	—
Prepaid and other current assets	2,908	3,296
Income tax receivable	2,133	1,966
Total current assets	65,798	102,210
Property and equipment, net	15,390	17,702
Operating lease right-of-use assets, net	862	2,187
Goodwill	32,849	77,238
Intangible assets, net	29,441	27,519
Contract assets - non-current, net	1,632	—
Other assets	1,315	765
Total assets	$147,287	$227,621
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$41,235	$39,908
Accrued expenses and other current liabilities	10,548	7,101
Current portion of long-term debt	2,750	2,250
Tax Receivable Agreement liability	164	164
Operating lease liabilities - current	1,812	2,175
Contingent consideration payable - current	1,000	1,453
Total current liabilities	57,509	53,051
Long-term debt	286,353	254,573
Deferred tax liabilities	314	1,112
Operating lease liabilities - non-current	532	2,232
Warrant liabilities	82	600
Contingent consideration payable - non-current	512	—
Total liabilities	345,302	311,568
Preferred stock, $0.0001 par value, 100,000 shares authorized; 80 Series A and 60 Series B convertible redeemable issued and outstanding, respectively at December 31, 2023	16,646	—
Stockholders' deficit:
Class A common stock, $0.0001 par value, 500,000 shares authorized; 2,766 issued and outstanding at December 31, 2023	4	4
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 1,672 issued and outstanding at December 31, 2023	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	(80,523)	(14,054)
Treasury stock, at cost, 7 and 9 shares, respectively	(235)	(181)
Cumulative deficit	(126,230)	(32,896)
Total stockholders' deficit	(206,981)	(47,124)
Non-controlling interest	(7,680)	(36,823)
Total deficit	(214,661)	(83,947)
Total liabilities, preferred stock and stockholders' deficit	$147,287	$227,621

The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022

Net revenue	$334,949	$391,148
Cost of revenue (exclusive of depreciation and amortization)	252,050	287,820
Salaries and related costs	43,583	49,872
General and administrative expenses	46,578	41,878
Depreciation and amortization	19,460	28,242
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Acquisition costs	3,020	1,650
Change in fair value of contingent consideration liabilities	(1,833)	2,583
Loss from operations	(94,043)	(42,467)
Interest expense, net	38,634	17,366
Change in fair value of warrant liabilities	(9,185)	(3,360)
Change in Tax Receivable Agreement liability	—	125
Other (1)	(9)	7
Net loss before income taxes	(123,483)	(56,605)
Income tax benefit	(790)	(4,105)
Net loss	(122,693)	(52,500)
Net loss attributable to non-controlling interest	(41,012)	(20,548)
Net loss attributable to Digital Media Solutions, Inc.	$(81,681)	$(31,952)

Weighted-average Class A common shares outstanding – basic	2,920	2,581
Weighted-average Class A common shares outstanding – diluted	2,920	2,583

Loss per share attributable to Digital Media Solutions, Inc.:
Basic – per Class A common shares	$(31.96)	$(12.38)
Diluted – per Class A common shares	$(31.96)	$(12.37)
____________________
(1)Represents Foreign exchange gain and (Gain) loss on disposal of assets.

The accompanying notes are an integral part of the audited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	2,695	$4	1,713	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
Net loss	—	—	—	—	—	—	—	—	(81,681)	(81,681)	(41,012)	(122,693)
Prism shares redeemed and issued to Class A Common Stock	—	—	1,562	—	(1,562)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,686	—	—	3,686	—	3,686
Series A convertible redeemable preferred stock	80	2,853	—	—	—	—	—	—	—	—	—	—
Series B convertible redeemable preferred stock	60	2,140	—	—	—	—	—	—	—	—	—	—
Accretion Series A convertible redeemable preferred stock	—	6,391	—	—	—	—	—	—	(6,391)	(6,391)	—	(6,391)
Accretion Series B convertible redeemable preferred stock	—	4,794	—	—	—	—	—	—	(4,794)	(4,794)	—	(4,794)
Series A preferred stock dividends (2)	—	267	—	—	—	—	—	—	(267)	(267)	—	(267)
Series B preferred stock dividends (2)	—	201	—	—	—	—	—	—	(201)	(201)	—	(201)
Shares issued under the 2020 Omnibus Incentive Plan	—	—	38	—	—	—	—	—	—	—	—	—
Treasury stock purchased under the 2020 Omnibus Incentive Plan	—	—	(8)	—	—	—	—	(54)	—	(54)	—	(54)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	—	—	(70,155)	—	—	(70,155)	70,155	—
Balance, December 31, 2023	140	$16,646	4,287	$4	151	$3	$(80,523)	$(235)	$(126,230)	$(206,981)	$(7,680)	$(214,661)
____________________
(1)See Note 10. Fair Value Measurements and Note 11. Equity.
(2)Represents Series A and Series B preferred stock dividends, which have not been paid.
(3)The carrying amount of non-controlling interest was adjusted primarily to reflect the change in ownership interest caused by additional controlling shares contributed as a result of the shares issued under the 2020 Omnibus Incentive Plan and the non-controlling redemptions by Prism.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest
	Shares	Amount	Shares	Amount						Total Deficit
Balance, December 31, 2021	2,447	$3	1,713	$3	$(25,239)	$—	$(944)	$(26,177)	$(21,641)	$(47,818)
Net loss	—	—	—	—	—	—	(31,952)	(31,952)	(20,548)	(52,500)
SmarterChaos DMSH units redeemed and issued to Class A Common Stock (1)	10	—	—	—	—	—	—	—	—	—
Shares issued in connection with the Crisp Earnout (Note 10)	199	1	—	—	9,999	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	7,125	—	—	7,125	—	7,125
Shares issued under the 2020 Omnibus Incentive Plan	48	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interest holders (2)	—	—	—	—	—	—	—	—	(573)	(573)
Treasury stock purchased under the 2020 Omnibus Incentive Plan	(9)	—	—	—	—	(181)	—	(181)	—	(181)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	(5,939)	—	—	(5,939)	5,939	—
Balance, December 31, 2022	2,695	$4	1,713	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
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

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(122,693)	$(52,500)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for credit losses - Accounts receivable, net	1,756	1,761
Allowance for credit losses - Contract assets, net	2,337	—
Depreciation and amortization	19,460	28,242
Amortization of right-of-use assets	648	937
(Gain) loss on disposal of assets	(3)	7
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Lease restructuring charges	—	438
Loss on termination of operations	869	—
Stock-based compensation, net of amounts capitalized	3,051	6,656
Interest expense paid-in-kind	23,482	—
Amortization of debt issuance costs	2,398	1,490
Deferred income tax benefit, net	(798)	(4,108)
Change in fair value of contingent consideration	(1,905)	2,583
Change in fair value of warrant liabilities	(9,185)	(3,360)
Loss from preferred warrants issuance	553	—
Change in Tax Receivable Agreement liability	—	(1,146)
Change in income tax receivable and payable	(167)	9
Change in accounts receivable	17,942	1,984
Change in contract assets	(10,436)	—
Change in prepaid expenses and other current assets	798	416
Change in operating right-of-use assets	757	—
Change in accounts payable and accrued expenses	(735)	(3,055)
Change in operating lease liabilities	(2,143)	(2,102)
Change in other liabilities	—	(137)
Net cash used in operating activities	(7,880)	(315)
Cash flows from investing activities
Additions to property and equipment	(6,624)	(6,744)
Acquisition of business, net of cash acquired	(33,564)	(2,502)
Net cash used in investing activities	(40,188)	(9,246)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facilities	10,000	40,000
Payments of long-term debt and notes payable	(2,250)	(2,250)
Payments of borrowings on revolving credit facilities	(250)	—
Payment of debt issuance costs	(1,928)	—
Proceeds from preferred shares and warrants issuance, net	13,107	—
Purchase of treasury stock related to stock-based compensation	(54)	(181)
Distributions to non-controlling interest holders	—	(563)
Payment of deferred consideration and contingent consideration payable	(428)	(5,000)
Net cash provided by financing activities	18,197	32,006
Net change in cash and cash equivalents and restricted cash	(29,871)	22,445
Cash and cash equivalents and restricted cash, beginning of period	48,839	26,394
Cash and cash equivalents and restricted cash, end of period	$18,968	$48,839

	Years Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$13,074	$15,574
Income taxes	170	1,214
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$2,392	$3,014
Stock-based compensation capitalized in property and equipment	635	469
Capital expenditures included in accounts payable	155	151
Issuance of equity for Crisp Results	—	10,000
Accretion and Dividends - Preferred Series A and B	11,653	—
Debt amendment fees paid-in-kind	5,410	—
Interest paid-in-kind	23,482	—

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Notes to Consolidated Financial Statements
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Digital Media Solutions, Inc. (“DMS Inc.”) is a digital performance marketing company offering a diversified lead and software delivery platform that drives high value and high intent leads to its customers. As used in this Annual Report, the “Company” refers to DMS Inc. and its consolidated subsidiaries, (including its wholly-owned subsidiary, CEP V DMS US Blocker Company, a Delaware corporation (“Blocker”)). The Company is headquartered in Clearwater, Florida. The Company primarily operates and derives most of its revenue in the United States.

Leo, a special purpose acquisition company, was incorporated on November 29, 2017 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On July 15, 2020, Leo consummated the business combination with Digital Media Solutions LLC (the “Business Combination”) and domesticated as a corporation incorporated in the state of Delaware. At the closing of the Business Combination (the “Closing”), Leo acquired the equity in Blocker and a portion of the equity of Digital Media Solutions Holding, LLC (“DMSH”), Blocker became the sole managing member of DMSH, and Leo was renamed Digital Media Solutions, Inc. See Note 2. Business Combination for additional information.

As the Business Combination was structured as a reverse recapitalization, the historical operations of DMSH are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of DMSH prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Leo at historical cost; and (iv) the Company’s equity and loss per share for all periods presented. Refer to Note 2. Business Combination for additional discussion related to the transaction.

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

Principles of consolidation

The Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker. Pursuant to the Business Combination, DMS Inc. acquired, directly and through its acquisition of the equity of Blocker, approximately 96.6% of the membership interest in DMSH, while the Sellers (as defined in Note 2. Business Combination) retained approximately 3.4% of the membership interest in DMSH (“non-controlling interests”) as of December 31, 2023.

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

Reverse Stock Split

On August 28, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s Class A Common Stock and Class B Common Stock at a ratio of 1-for-15. All historical share amounts disclosed in this Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Stock Split. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded up to the nearest whole share. See Note 11. Equity for additional information.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. Specifically, Income taxes payable has been netted with Income tax receivable.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of warrants, the allowance for credit losses, stock-based compensation, fair value of intangibles acquired in business combinations, loss contingencies, contingent consideration liabilities, goodwill and intangible asset impairments, and deferred taxes and amounts associated with the Tax Receivable Agreement.

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

Transaction price is measured based on the consideration that the Company expects to receive from a contract with a client. The Company’s contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However the Company ensures the stated period of its contracts does not generally span multiple reporting periods, and therefore the contractual amount within a period is based on the number of marketing results delivered within the period. In those cases, the transaction price for any given period is fixed and no estimation of variable consideration is required. In the case of commission revenue, revenue recorded represents estimated variable consideration for commissions to be received from insurance distributors for performance obligations that have been satisfied (additional information below).

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

Beginning in 2023, the Company earns commission revenue related to marketing of Affordable Care Act insurance policies. Compensation in the form of commissions is received from an insurance distributor for the multiple types of insurance products sold by the Company on behalf of the insurance distributors. Commission revenue generally represents a percentage of the premium amount expected to be collected by the insurance distributor while the policyholder is enrolled in the insurance product, including renewal periods. The Company’s performance obligation is complete when an insurance distributor has received and approved an insurance application. As such, the Company recognizes revenue at this point in time, which represents the total estimated lifetime commissions it expects to receive for selling the product after the health plan approves an application, net of an estimated constraint. Commissions payments are received monthly, over the life of the active policies. The Company’s consideration is variable based on the amount of time it estimates a policy will remain in force. The Company estimates the amount of variable consideration that it expects to receive based on historical experience or insurance distributor experience to the extent available, industry data and expectations as to future retention rates. Additionally, the Company considers application of the constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date. The Company does not have any remaining performance obligations in its commission contracts with customers.

When there is a delay between the period in which revenue is recognized and when a customer invoice is issued based on timing of reconciliation of amounts due, revenue is recognized and the corresponding amounts are recorded as unbilled revenue within accounts receivable, net on the consolidated balance sheets. In line with industry practice, the Company applies the constraint on variable consideration and records revenue based on internally tracked conversions (for example, leads delivered, applications submitted), net of the amount tracked and subsequently confirmed by customers. A significant portion of the unbilled estimated revenue balance is finalized and invoiced to customers within sixty days following the period of service. Any remaining estimates are finalized and invoiced as billing totals are reconciled with the customer. Historical estimates related to unbilled revenue have not been materially different from actual revenue billed.

Related to commissions from health insurance distributors and other forms of revenue which may be billed on a schedule other than that of the revenue recognition, when there is a delay that is the result of timing differences between our recognition of revenue and our contractual right to invoice, the corresponding amounts are recorded as contract assets on the consolidated balance sheets. These cases primarily relate to commission-related revenue as described above. Consistent with industry practice related to commission revenue, constraints are applied to the expected lifetime value “LTV” for revenue recognition purposes to help ensure that the total estimated lifetime commissions expected to be collected for an approved member’s plan are recognized as revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivable from the partner is subsequently resolved. Significant judgment can be involved in determining the constraint. To determine the constraints to be applied to LTV, we have initially utilized industry studies, peer information, and other expertise. Going forward, we will continually monitor prior calculations of LTV to current period calculations, taking into account terminations, cancellations, and actual cash received, and review the reasons for any variations, and will then apply judgment in assessing whether the difference between historical cancellations/terminations and cash collections and LTV is representative of differences that can be expected in future periods. We also analyze whether circumstances have changed and consider any known or potential modifications to the inputs into LTV in light of the factors that can impact the amount of cash expected to be collected in future periods, including but not limited to commission rates, carrier mix, plan duration, cancellations of insurance plans offered by health insurance carriers with which we have a relationship, changes in laws and regulations, and changes in the economic environment. We evaluate the appropriateness of our constraints on an ongoing basis, at least quarterly, and update our assumptions when we observe a sufficient amount of evidence that would suggest that the long-term expectation underlying the assumptions has changed. For additional information, see the Accounts receivable, net and Contract assets, net section below.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. While the Company maintains its cash and cash equivalents and restricted cash with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable and contract assets are due from both domestic and international customers. See Note 3. Revenue for additional information.

Cash and cash equivalents

The Company considers highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of the purchase to be cash equivalents. The Company’s cash is primarily held as cash deposits with no cash restrictions at retail and commercial banks.

Restricted cash

Restricted cash represents cash held in a bank account that is not available to the Company for immediate use. Interest earned on these deposits is immaterial, and is recorded as an offset of Interest expense, net in the consolidated statements of operations for the year ended December 31, 2023.

Accounts receivable, net and Contract assets, net

Accounts receivable and contract assets are recorded net of the Allowance for credit losses. Management determines the Allowance for credit losses based on factors including past write-offs, delinquency trends and current credit conditions. Accounts are written off when management determines that collection is unlikely. As of December 31, 2023 and 2022, the

Allowance for credit losses was $4.2 million and $4.7 million, respectively, for accounts receivable, and $2.3 million and $0, respectively, related to contract assets. For the years ended December 31, 2023 and 2022 bad debt expense was $4.1 million and $1.8 million, respectively. See Note 3. Revenue for additional information.

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

For more information, see Note 5. Property and Equipment.

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

The Company’s lease arrangements consist of real estate operating leases for office space which generally contain an initial term of five to seven years and are renewable (and cancellable after a notice period) at the Company’s option. In general, we do not consider renewal options to be reasonably likely to be exercised, therefore, renewal options are not recognized as part of our right‑of‑use assets and lease liabilities recorded on the consolidated balance sheets. All of the Company’s leases for which we are a lessee are classified as operating leases in accordance with ASC 842, Lease Accounting. Our right-of-use assets associated with operating leases are included in Operating lease right-of-use assets, net on the Company’s consolidated balance sheets. Current and long-term portions of lease liabilities related to operating leases are included in Operating lease liabilities - current and Operating lease liabilities - non-current on the Company’s consolidated balance sheets. As of December 31, 2023, the Company has seven leased properties, representing 80,861 square feet of office space located in the United States, the Netherlands, and Poland.

In assessing our real estate operating leases and determining the lease liability, we were not able to readily determine the discount rate implicit in the lease arrangements, and thus used the lease commencement date and determined the incremental borrowing rate range between 3.40% and 4.23% for the leases on a collateralized basis to calculate the present value of the lease payments. Our operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of the remaining lease payments at the discount rate. Certain adjustments to the right-of-use asset may be required for items such as incentives received, initial direct cost, and prepaid lease payments. The Company’s right-of-use assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs less any lease incentives received. Additionally, certain amounts related to our lease arrangements that were previously reported as part of our lease abandonment reserve have been reflected as impairment reducing the Operating lease right-of-use assets, net on the Company’s consolidated balance sheets. The Company has no finance leases.

Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company’s lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company may deem reasonably certain to be exercised.

The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at the Company’s option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines that the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842, Lease Accounting will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.

For additional information, see Note 9. Leases.

Goodwill and intangible assets

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash flows, discount rates, asset lives and market multiples.

Interim Testing
In 2023, the Company considered if an interim event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2023, the Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023. The Company determined the fair value of goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. The result of our analysis indicated that there was goodwill impairment of $33.8 million for the related to the Marketplace reporting unit, which was recorded as impairment of goodwill in the consolidated statements of operations for the quarter ended June 30, 2023.

Further, the Company performed quarterly recoverability tests for certain asset groups to determine whether an impairment loss should be measured on intangible assets. The undiscounted cash flows in the recoverability tests were compared to each identified asset group’s carrying value. During the second quarter of 2023, the Company identified three asset groups with carrying value in excess of the current projected undiscounted cash flows for those asset groups, and therefore calculated the fair value of the finite-lived intangible assets. Intangible assets include technology, brand, and customer relationships. The fair value of technology was determined using the Relief from Royalty Approach; fair value of the customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $7.8 million in the second quarter of 2023, to intangible assets which were in asset groups included in the Marketplace reporting unit, which is included in the consolidated statements of operations as Impairment of intangible assets.

Annual Testing
Additionally, the Company reviews goodwill as of December 31 each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at the reporting unit level. For the year ended December 31, 2023, the result of our annual impairment test indicated that there were goodwill impairment indicators for the Brand Direct segment, as the carrying value of that reporting unit exceeded the fair value. The fair value of each reporting unit for 2023 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company’s estimates of fair value are based upon projected cash flows, weighted average cost of capital and other inputs which are uncertain and involve significant judgments by management.

The result of our analysis indicated that there was Goodwill impairment of $15.6 million for the year ended December 31, 2023 related to the Brand Direct reporting unit. Combined with the Marketplace related goodwill impairment booked during the second quarter of $33.8 million as described above, total goodwill impairment for the year ended December 31, 2023 was $49.4 million.

We review intangible assets with finite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. We evaluate the recoverability of intangible assets at the asset group level. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with finite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. intangible assets with finite lives are amortized on a straight-line basis with estimated useful lives generally between three and fifteen years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. The Company further determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023 and 2022. As a result, the Company calculated the fair value of those finite-lived intangible assets. Intangible assets primarily include technology, brand, and customer relationships. The Company determined the fair value of each asset group utilizing a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to increased inflation, the economic contraction in our industry and its expected timing of recovery. As a result of the fair value being lower than the carrying value for these asset groups, the Company recorded additional impairment of intangible assets of $1.5 million, $14.7 million, and $0.5 million to intangible assets which are in asset groups included in Brand Direct, Marketplace and Technology Solutions reporting units, respectively, for the year ended December 31, 2023.

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

For additional information, see Note 6. Goodwill and Intangible Assets.

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

Acquisition related costs not considered part of the considerations are expensed as incurred and recorded in Acquisition costs within the consolidated statements of operations.

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

Warrant liabilities

Private Placement Warrants
The warrants purchased privately by the Sponsor simultaneously with the consummation of the Company’s initial public offering and issued in exchange for previously held warrants in Leo (“Private Placement Warrants”) are not redeemable by the Company so long as they are held by the warrant holder or its permitted transferees. Sponsor, or its permitted transferees, has the option to exercise the Company Private Placement Warrants on a cashless basis. Except for the forgoing, the Company Private Placement Warrants have terms and provisions that are identical to the terms and provisions of the Company’s public warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $172.50 (“Public Warrants”). If the Company Private Placement Warrants are held by holders other than Sponsor or its permitted transferees, the Company Private Placement Warrants will be redeemable by Company and exercisable by the holders on the same basis as the Company Public Warrants. See Note 11. Equity for description of the Public Warrants’ terms.

Preferred Warrants
The Company Preferred Warrants are not redeemable by the Company so long as they are held by Investor or its permitted transferees. Investor, or its permitted transferees, has the option to exercise the Company Preferred Warrants on a cashless basis.

Because the Company’s Private Placement and Preferred Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, they meet the definition of a derivative under ASC 815, Derivatives and Hedging. The Private Placement and Preferred Warrants are recorded as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. The Company estimates the Private Placement and Preferred Warrants fair value using a Black-Scholes-Merton option pricing model using a combination of the historical share price volatility of the Company’s and other similar companies’ share prices and the implied volatility of the Public Warrants, market price and exercise price and the remaining life of the Private Placement and Preferred Warrants.

Advertising costs

All advertising, promotional and marketing costs are expensed when incurred. Advertising, promotional and marketing costs for the years ended December 31, 2023 and 2022 were $9.2 million and $10.6 million, respectively, and were included in General and administrative expenses within the consolidated statements of operations.

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

The Company may also grant RSUs to its employees and directors. RSUs have a service-based vesting condition, which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over three to four years, depending on the award, with a cliff vesting period on the anniversary of the award. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

See Note 13. Employee and Director Incentive Plans for further details.

Restructuring Costs

Restructuring costs include expenses associated with the Company’s effort to continually improve operational efficiency and reposition its assets to remain competitive. Restructuring costs include termination of fixed assets, employees severances, termination of facility costs of the Company’s Voice and Crisp call centers and other costs associated with these restructuring costs. For the years ended December 31, 2023 and 2022, these costs were $6.3 million $2.3 million, respectively, which are included in General and administrative expenses within the consolidated statements of operations.

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

DMSH, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level U.S. federal income tax, except with respect to UE, which was acquired in November 2019 and Traverse, which was acquired in May 2022. Additionally, ClickDealer which was acquired in March 2023 is subject to entity level taxes in the United Kingdom, Ukraine and Netherlands. Because UE Authority, Co (“UE”) and Traverse Data Inc (“Traverse”) are treated as corporations for U.S. federal income tax purposes, they are subject to entity-level U.S. federal income tax. As a result of the Business Combination, Blocker’s allocable share of earnings from DMSH is also subject to U.S. federal and state and local income taxes in its consolidated return with DMS Inc.. See Note 14. Income Taxes for further details.

Tax Receivable Agreement

In conjunction with the Business Combination, DMS Inc. and Blocker also entered into the Tax Receivable Agreement with the Sellers. Pursuant to the Tax Receivable Agreement, DMS Inc. is required to pay the Sellers (i) 85% of the amount of savings, if any, in U.S. federal, state and local income tax that DMS Inc. and Blocker actually realize as a result of (A) certain existing tax attributes of Blocker acquired in the Business Combination, and (B) increases in Blocker’s allocable share of the tax basis of the assets of DMS and certain other tax benefits related to the payment of the cash consideration pursuant to the Business Combination Agreement and any redemptions or exchanges of DMS Units for cash or Class A Common Stock after the Business Combination and (ii) 100% of certain refunds of pre-Closing taxes of DMSH and Blocker received during a taxable year beginning within two (2) years after the Closing. All such payments to the Sellers are the obligation of DMS Inc., and not that of DMSH. As a result of the Business Combination, the Company recorded DTAs and Income tax receivable of $20.1 million and $0.2 million, respectively, with the offset as a long-term Tax Receivable Agreement liability of $16.3 million and Additional paid-in capital of $4.0 million in the consolidated balance sheets (see Note 12. Related Party Transactions and Note 14. Income Taxes).

Valuation allowances for Deferred tax assets

We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset (“DTA”) will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until enough positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. Our assessment of the realizability of the DTA requires judgment about its future results. Inherent in this estimation is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies, and the economic environment in which the Company does business. It is possible that the actual results will differ from the assumptions and require adjustments to the allowance. Adjustments to the allowance would affect future net income (see Note 14. Income Taxes).

Earnings per share

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc. plus accretion and dividends on preferred stock by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed by dividing net income attributable to DMS Inc., adjusted for the assumed exchange of all potentially dilutive securities, including the Private Placement Warrants’ fair value adjustments recognized in earnings, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive securities, to the extent their inclusion is dilutive to earnings per share.

New Accounting Standards

Accounting Standards Recently Adopted
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments in accordance with ASC 326, Financial Instruments - Credit Losses, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a Current Expected Credit Loss (“CECL”) model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance in first quarter of 2023, effective January 1, 2023. The adoption did not have a material impact on the Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements To Reportable Segment Disclosures, which requires additional disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The Company will adopt this ASU for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025, and is still evaluating its impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements To Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025, and does not expect a material impact on the Consolidated Financial Statements.

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
•DMS Inc. issued 2.0 million Private Placement Warrants in exchange for previously held warrants in Leo, and an additional approximate 10.0 million Public Warrants were issued in exchange for the warrants offered and sold by Leo in its initial public offering. Refer to Note 10. Fair Value Measurements and Note 11. Equity for a description of the Company’s Private Placement and Public Warrants, respectively.
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

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Year Ended December 31, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$200,551	$149,782	$—	$(27,632)	$322,701
Managed services	3,905	—	2,294	—	6,199
Software services	—	—	6,049	—	6,049
Total Net revenue	$204,456	$149,782	$8,343	$(27,632)	$334,949

	Year Ended December 31, 2022
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$198,873	$216,385	$—	$(39,284)	$375,974
Managed services	5,367	—	4,814	—	10,181
Software services	—	—	4,993	—	4,993
Total Net revenue	$204,240	$216,385	$9,807	$(39,284)	$391,148

The Company generated revenue outside the United States through its 2023 ClickDealer acquisition. The following table represents these revenues by region (in thousands):

Year Ended December 31, 2023
Europe	$17,376
Other International	10,109

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

The activity in the Allowance for credit losses related to accounts receivable is as follows (in thousands):

Balance, January 1, 2022	$4,930
Additions charged to expense	1,761
Deductions/write-offs	(2,035)
Balance, December 31, 2022	4,656
Additions charged to expense	2,050
Deductions/write-offs	(2,240)
ASU 2016-13 (Topic 326) adjustment	(294)
Balance, December 31, 2023	$4,172

For the years ended December 31, 2023 and 2022, one advertising customer within the Marketplace segment accounted for approximately 14.1% and 23.2% of our total revenue, respectively.

For the year ended December 31, 2023, bad debt expense was $4.1 million, including the establishment of allowance for credit losses related to contract assets as described below. For the year ended December 31, 2022, bad debt expense was $1.8 million.

Contract balances

Contract Assets
The Company’s contract assets primarily result from the estimated variable consideration for commissions to be received from insurance distributors for performance obligations that have been satisfied. In addition, other contract assets with clients where the performance obligations have been satisfied in advance of the contractual terms with the customer are also recorded as contract assets. The Company recognizes revenue when the performance obligation is met and the contract asset is recorded within the consolidated balance sheets as current assets and long term assets, where applicable. Related to commission revenue, the Company collects the consideration payments in equal installments over the lifetime-value of the underlying insurance policy, beginning collections on or after 90 days after the policy becomes effective, which can be up to several months after the Company’s performance obligation is met. From time to time, the Company may also record bonuses based on certain criteria set forth by the insurance distributor.

Contract assets as of December 31, 2023 are as follows (in thousands):

Contract assets - current, net	$6,467
Contract assets - non-current, net	1,632
Total Contract assets	$8,099

There were no contract assets as of December 31, 2022.

The activity in the contract assets is as follows (in thousands):

Balance, January 1, 2023	$—
Additions recorded as revenue	10,622
Collections	(186)
Changes to Allowance for Credit Losses	(2,337)
Balance, December 31, 2023	$8,099

Contract Liabilities
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue and recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2023 and 2022, the balance of deferred revenue was $1.0 million and $1.0 million, respectively. We expect the majority of the deferred revenue balance at December 31, 2023 to be recognized as revenue during the following quarter.

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

The following tables are a reconciliation of the operations of our segments to loss from operations (in thousands):

	Years Ended December 31,
	2023	2022
Net revenue	$334,949	$391,148
Brand Direct	204,456	204,240
Marketplace	149,782	216,385
Technology Solutions	8,343	9,807
Intercompany eliminations	(27,632)	(39,284)
Cost of revenue (exclusive of depreciation and amortization)	252,050	287,820
Brand Direct	164,577	161,445
Marketplace	113,240	164,226
Technology Solutions	1,865	1,433
Intercompany eliminations	(27,632)	(39,284)
Gross profit (exclusive of depreciation and amortization)	82,899	103,328
Brand Direct	39,879	42,795
Marketplace	36,542	52,159
Technology Solutions	6,478	8,374
Salaries and related costs	43,583	49,872
General and administrative expenses	46,578	41,878
Depreciation and amortization	19,460	28,242
Impairment of goodwill	49,390	—
Impairment of intangible assets	16,744	21,570
Acquisition costs	3,020	1,650
Change in fair value of contingent consideration liabilities	(1,833)	2,583
Loss from operations	$(94,043)	$(42,467)

Note 5. Property and Equipment

The following table presents major classifications of property and equipment and the related useful lives (in thousands, except useful lives):

		Years Ended December 31,
	Useful Lives	2023	2022
Computers and office equipment	3 years	$2,443	$2,207
Furniture and fixtures	5 years	322	321
Leasehold improvements	7 years	337	337
Software development costs	3 years	41,074	34,971
Total		44,176	37,836
Less: Accumulated depreciation and amortization		(28,786)	(20,134)
Property and equipment, net		$15,390	$17,702

Depreciation and amortization expense for property and equipment for the years ended December 31, 2023 and 2022 was $8.7 million and $8.4 million, respectively, included in our consolidated statements of operations.

As of December 31, 2023 and 2022, the unamortized balance of capitalized software development costs was $14.5 million and $16.0 million, respectively. Amortization of capitalized software development costs for the years ended December 31, 2023 and 2022 was $7.6 million and $7.4 million, respectively, included in Depreciation and amortization of our consolidated statements of operations.

Note 6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, January 1, 2022	$18,376	$54,554	$3,628	$76,558
Additions (Note 7)	—	—	735	735
Miscellaneous changes	(55)	—	—	(55)
Balance, December 31, 2022	18,321	54,554	4,363	77,238
Additions (Note 7)	2,308	2,693	—	5,001
Impairment of goodwill	(15,595)	(33,795)	—	(49,390)
Balance, December 31, 2023	$5,034	$23,452	$4,363	$32,849

The carrying amount of Goodwill for the Marketplace segment had accumulated impairment of $33.8 million as of December 31, 2023 and no impairment as of December 31, 2022. The carrying amount of Goodwill for the Brand Direct segment had accumulated impairment of $15.6 million and no impairment as of December 31, 2022.

Intangible assets, net

Finite-lived Intangible assets, net consisted of the following (in thousands, except amortization periods):

		December 31, 2023
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$59,095	$(7,210)	$(43,752)	$8,133
Customer relationships	4 to 15	71,323	(27,125)	(26,510)	17,688
Brand	1 to 7	14,880	(3,979)	(7,283)	3,618
Non-competition agreements	1 to 3	1,898	—	(1,896)	2
Total		$147,196	$(38,314)	$(79,441)	$29,441

		December 31, 2022
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$54,316	$(5,933)	$(39,411)	$8,972
Customer relationships	4 to 15	49,423	(12,387)	(21,205)	15,831
Brand	1 to 7	12,169	(3,250)	(6,233)	2,686
Non-competition agreements	1 to 3	1,898	—	(1,868)	30
Total		$117,806	$(21,570)	$(68,717)	$27,519

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$5,474	$4,040	$3,642	$3,027	$2,535	$10,723

Amortization expense for finite-lived intangible assets is recorded on an accelerated straight-line basis. Amortization expense related to finite-lived intangible assets was $10.7 million and $19.7 million for the years ended December 31, 2023 and 2022, respectively.

Impairment analysis

Interim Testing
The Company considered if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2023, the Company determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment for the Marketplace reporting unit under ASC 350-20, Goodwill, and ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023. The Company determined the fair value of goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. The result of our analysis indicated that there was goodwill impairment of $33.8 million for the related to the Marketplace reporting unit, which was recorded as Impairment of goodwill in the consolidated statements of operations for the quarter ended June 30, 2023.

Further, the Company performed quarterly recoverability tests for certain asset groups to determine whether an impairment loss should be measured on intangible assets. The undiscounted cash flows in the recoverability tests were compared to each identified asset group’s carrying value. During the second quarter of 2023, the Company identified three asset groups with carrying value in excess of the current projected undiscounted cash flows for those asset groups, and therefore calculated the fair value of the finite-lived intangible assets. Intangible assets include technology, brand, and customer relationships. The fair value of technology was determined using the Relief from Royalty Approach; fair value of the customer relationships was determined using the Multi Period Excess Earnings Method; and fair value of the brand was determined using the Relief from Royalty Method. As a result of the fair value being lower than the carrying value for certain assets, the Company recorded impairment loss of $7.8 million in the second quarter of 2023, to intangible assets which were in asset groups included in the Marketplace reporting unit, which is included in the consolidated statements of operations as Impairment of intangible assets.

Annual Testing
Annual impairment testing for Goodwill involves determining the fair value, or recoverable amount, of the reporting units to which Goodwill is allocated and comparing this to the carrying value of the reporting units. As part of the Company’s annual goodwill impairment analysis, we determined the fair value of goodwill at the reporting unit level utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to the recent inflation and its economic contraction and its expected timing of recovery. For the year ended December 31, 2023, the result of our annual impairment test indicated that there were goodwill impairment indicators for the Brand Direct segment, as the carrying value of that reporting unit exceeded the fair value.

The result of our analysis indicated that there was goodwill impairment of $15.6 million for the year ended December 31, 2023 related to the Brand Direct reporting unit. Combined with the Marketplace-related goodwill impairment booked during the second quarter of $33.8 million as described above, total Impairment of goodwill for the year ended December 31, 2023 was $49.4 million.

The Company further determined that the recent economic downturn and inflation, along with the Company’s revenue reduction and decreased stock market price were indicators of impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during 2023 and 2022. The Company performed a recoverability test for the asset groups to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test compared to the asset group’s carrying value of invested capital was less than the carrying value indicating an impairment for certain asset groups within each reporting unit. As a result, the Company calculated the fair value of those finite-lived intangible assets. Intangible assets primarily include technology, brand, and customer relationships. The Company determined the fair value of each asset group utilizing a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company, the prevailing values in the Company’s industry, including the extent of the economic downturn related to increased inflation, the economic contraction in our industry and its expected timing of recovery. As a result of the fair value being lower than the carrying value for these asset groups, the Company recorded additional impairment of intangible assets of $1.5 million, $6.9 million and $0.5 million to intangible assets which are in asset groups included in Brand Direct, Marketplace and Technology Solutions reporting units, respectively, for the year ended December 31, 2023. The total impairment loss related to intangible assets of $16.7 million, which includes the interim impairment of asset groups within the Marketplace reporting unit of $7.8 million as described above, is included in the consolidated statements of operations as Impairment of intangible assets for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded impairment loss of $0.9 million and $20.7 million to intangible assets which are in asset groups included in Brand Direct and Marketplace reporting units, respectively. The total impairment loss of $21.6 million is included in the consolidated statements of operations as Impairment of intangible assets for the year ended December 31, 2022.

Note 7. Acquisitions

ClickDealer
On March 30, 2023, the Company completed a transaction to acquire the HomeQuote.io home services marketplace from Customer Direct Group, along with the supporting media and technology assets of the ClickDealer international ad network, (“ClickDealer”). ClickDealer’s international performance ad network and the HomeQuote.io marketplace connects consumers with brands within the home improvement and related home services sector.

The Company paid cash consideration of $31.8 million, including $0.3 million estimated net working capital adjustment, upon closing of the transaction, with an additional $3.5 million in holdbacks, subject to certain criteria. Through August 22, 2023, after the successful completion of the first and second tranche in criteria were met, $1.5 million of the holdback was paid to the Sellers in cash, including the true-up to the net working capital adjustment. The final net working capital adjustment was $0.6 million. The remaining holdback of $2.0 million is expected to be released within 24 months of the closing date, subject to certain criteria.

The acquisition transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain revenue and net margin based milestones in two subsequent one-year measurement periods, payable in cash or, if mutually agreed to by the Company and the Seller, in Class A Common Stock.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period ended March 30, 2024.

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. As the result of the completed valuation of the assets acquired (including intangibles) and liabilities assumed, as well as the contingent consideration liabilities, as of the acquisition dates, the following adjustments were recorded related to further analysis of the forecast (for example, items that occurring in the pre-acquisition period that should have been factored into the forecast as of the acquisition date) and refinements to the significant assumptions in the valuation models used to value the intangibles and contingent consideration liabilities. As a result, as of December 31, 2023, we have made adjustments to the initial fair value of our intangible assets, goodwill, contingent consideration and working capital. The impact of these adjustments on the acquisition date fair values are as follows (in thousands):

ClickDealer	Acquisition Date Fair Value	Fair Value Mark-to-Market Changes	Revised Acquisition Date Fair Value
Goodwill	$6,207	$(1,206)	$5,001
Intangible Assets:
Technology	$5,010	$(230)	$4,780
Customer relationships	$20,400	$1,500	$21,900
Brand	$2,840	$(130)	$2,710

Contingent consideration liability (1)	$2,457	$(65)	$2,392

Working capital accounts	$3,320	$245	$3,565
________________
(1)See Note 10. Fair Value Measurements for assumptions used in the valuation of Contingent consideration liability.

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

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the fourth quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition.

The contingent consideration for the Aimtell and PushPros acquisition finalized on December 31, 2023, the end of the earnout period, resulting in none of the metrics being met, thus no contingent consideration is to be paid to the sellers.

Acquisitions’ Fair Value Measurement and Pro Forma Information

The acquisition date fair value of assets acquired and liabilities assumed from the Traverse and ClickDealer acquisitions consist of the following (in thousands, except expected useful lives):

	Expected Useful Life (Years)	Traverse	ClickDealer
		2022	2023
Cash		$232	$—
Goodwill		735	5,001
Technology	4 to 7	2,470	4,780
Customer relationships	4 to 12	50	21,900
Accounts receivable		276	6,959
Brand	1 to 7	60	2,710
Accounts payable		(232)	(3,561)
Other assets acquired and liabilities assumed, net (1)		7	167
Net assets and liabilities acquired		$3,598	$37,956
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

The following schedules represent the amount of net revenue and net loss from operations related to Traverse and ClickDealer acquisitions which have been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date in the period of acquisition (in thousands):

Year Ended December 31, 2023
ClickDealer
Net revenue	$57,959
Net income from operations	$733

Year Ended December 31, 2022
Traverse
Net revenue	$1,846
Net income from operations	$489

Pro Forma Information
The following unaudited pro forma financial information represents the consolidated financial information as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their respective acquisition dates. There is no pro forma financial information for three months ended December 31, 2023 as the results remain consistent. Pro forma financial information is presented in the table below (in thousands):

	Year Ended December 31, 2023
	(unaudited)
	DMS	ClickDealer	Pro Forma
Net revenue	$334,949	$19,865	$354,814
Net income (loss) from operations	$(94,043)	$1,704	$(92,339)

	Year Ended December 31, 2022
	(unaudited)
	DMS	Traverse	ClickDealer	Pro Forma
Net revenue	$391,148	$999	$79,702	$471,849
Net income (loss) from operations	$(42,467)	$(417)	$8,339	$(34,545)

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

Note 8. Debt

The following table presents the components of outstanding debt (in thousands):

	December 31, 2023	December 31, 2022
Term loan	$242,927	$221,625
Revolving credit facility	55,091	40,000
Total debt	298,018	261,625
Less: Unamortized debt issuance costs (1)	(8,915)	(4,802)
Debt, net	289,103	256,823
Less: Current portion of long-term debt	(2,750)	(2,250)
Long-term debt	$286,353	$254,573
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

Under the original agreement, borrowings under the Revolving Facility would bear interest, at our option, at either (i) adjusted LIBOR plus 4.25% or (ii) a base rate which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50%, (c) one-month LIBOR plus 1.00%, and (d) 1.75% (the “Base Rate”), plus 3.25%. DMS LLC pays a 0.50% per annum commitment fee in arrears on the undrawn portion of the revolving commitments. From May 25, 2021 to July 3, 2023, our interest rate was based on LIBOR plus 5.00% . The Company drew $10.0 million on May 24, 2023.

On July 3, 2023, the Term Loan and Revolving Facility were amended to transition LIBOR to the Term Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to borrowings under the agreements. The interest rate is based on SOFR Benckmark Replacement plus 5.00% for the Term Loan and SOFR Benckmark Replacement plus 4.25% for Revolving Facility.

On August 16, 2023, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a first amendment to the Credit Facility (the “First Amendment”) with Truist Bank and the other lenders party thereto (the “Lenders”), which, among other things, modified the Credit Facility as follows:
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
d.eliminates the total net leverage ratio covenant for the remainder of 2023, inclusive of the second quarter of 2023, and sets the total net leverage ratio of DMSH LLC and its restricted subsidiaries starting at 15.6x and 10.6x for the first and second quarters of 2024, respectively, and varying for every quarter thereafter, down to 6.9x for the fourth quarter of 2025 and until maturity;
e.eliminates the right of the Borrower to undertake an equity cure to cure any breach of the total net leverage ratio covenant;
f.establishes a minimum liquidity covenant of $9 million for the remainder of 2023 excluding December 31, 2023, and $10 million from December 31, 2023 and thereafter until maturity (subject to the Company’s ability to exercise an equity cure solely with respect to the liquidity covenant);
g.modifies in certain respects the affirmative and negative covenants and the events of default in the Credit Facility, including subjecting non ordinary course investments and restricted distributions to consent of the requisite Lenders; and
h.establishes a minimum payment for the revolver of 1.0% per annum of the original aggregate principal amount of the Revolving Facility outstanding as of the First Amendment’s effective date, paid quarterly.

The First Amendment, as it relates to the Term Loan, was accounted for as a modification for accounting purposes. As such, $6.3 million in fees due to the Lenders was paid-in-kind and capitalized as additional debt issuance costs. These costs, plus the initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan are being amortized over the term of the loan using the effective interest method. As of December 31, 2023, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $2.1 million and $6.8 million, respectively. As of December 31, 2022, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $3.0 million and $1.8 million, respectively.

In addition, the First Amendment added $0.8 million in lender fees to the Revolving Facility’s debt issuance costs. At December 31, 2023 and December 31, 2022, unamortized debt issuance costs of $1.1 million and $0.6 million, respectively, from the Revolving Facility are classified as Other assets within the consolidated balance sheets.

For the year ended December 31, 2023, the Company elected to exercise its available PIK elections. Accordingly, $19.1 million and $4.3 million of PIK interest expense were added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of December 31, 2023, the total outstanding balance of the Term Loan and the Revolving Facility is $242.9 million and $55.1 million, respectively. For the year ended December 31, 2023, the effective interest rate was 13.4%, for the Term Loan. The effective interest rate related to the Revolving Facility was 13.1% for the year ended December 31, 2023.

As of March 31, 2024, the Company was in breach of the net leverage ratio covenant under its Credit Facility, which it cured as of April 17, 2024, when DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85%for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, we must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, we have agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones.

As noted above, the Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of December 31, 2023, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment. As of December 31, 2022, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of December 31, 2023, the Company was in compliance with the Credit Facility’s minimum liquidity covenant.

Debt Maturity Schedule

The scheduled maturities of our total debt are estimated as follows at December 31, 2023 (in thousands):

2024	$2,750
2025	26,233
2026	269,035
Total debt	$298,018

Note 9. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of December 31, 2023 (in thousands):

Lease Amounts
2024	1,926
2025	465
Total	2,391
Less: Imputed interest	(47)
Present value of operating lease liabilities	$2,344

As of December 31, 2023, the operating lease weighted average remaining lease term is 1.3 years and the operating lease weighted average remaining discount rate is 3.35%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

		Years Ended December 31,
Category	Statement of Operations Location	2023	2022
Operating lease costs	General and administrative expenses	$1,047	$1,228
Short-term lease costs	General and administrative expenses	350	263
Sub-lease income	General and administrative expenses	(458)	(586)
Total lease costs, net		$939	$905

The cash paid for amounts included in the measurement of operating leases was $2.1 million for years ended December 31, 2023 and 2022, respectively. As of August 31, 2023, the Windstream lease was abandoned under favorable terms, and, as of June 30, 2023, the AAP Lease located at 1245 East Main Street, Annville, PA 17003, was terminated under favorable terms. The total lease termination costs for the years ended December 31, 2023 and 2022 were $0.5 million and $0.1 million, respectively, which are included within General and administrative expenses in the consolidated statements of operations.

Note 10. Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amounts of our Cash and cash equivalents, Restricted cash, Accounts receivable, Income tax receivable, Accounts payable, Accrued expenses and Income taxes payable, approximate fair value because of the short-term maturity of those instruments.

Preferred Warrants
On March 29, 2023, the Company completed a securities purchase agreement (the “SPA”) with certain investors to purchase 80,000 shares of Series A convertible redeemable Preferred Stock (“Series A Preferred Stock”) and 60,000 shares of Series B convertible redeemable Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $14.0 million (the “Preferred Offering”), including $6.0 million of related party participation. The Company also issued to the purchasers in the Preferred Offering warrants to acquire 963 thousand shares of Class A Common Stock (“Preferred Warrants”).

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

The fair value of the derivative Preferred Warrants is considered a Level 3 valuation, is determined using the Black-Scholes-Merton valuation model, and is valued on a quarterly basis. The change in the value of the derivative Preferred Warrants are included in the accompanying consolidated statements of operations as Change in fair value of warrant liabilities.

The significant assumptions were as follows:

December 31, 2023
Preferred Warrants Fair Value Per Share	$0.06
Preferred Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$0.13
Remaining contractual term in years	4.25
Estimated volatility	150.0%
Dividend yield	0.0%
Risk free interest rate	3.87%

Private Placement Warrants
Each Company Private Placement Warrant entitles the registered holder to purchase one-fifteenth (1/15) share of Class A Common Stock at a price of $172.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

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

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheets as of December 31, 2023 and 2022, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of December 31, 2023, the Company has approximately 4 million Private Placement Warrants outstanding (convertible into 267 thousand Class A Common Stock), the total value of which is not material to the financial statements.

Contingent consideration payable related to acquisitions
The contingent consideration payable for the Crisp acquisition was finalized on April 1, 2022, the end of the earnout period. As the full target was met, the payment was made on July 1, 2022 in the form of Class A Common Stock (see Note 7. Acquisitions).

The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the fourth quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition (see Note 7. Acquisitions).

The contingent consideration for the Aimtell and PushPros acquisition finalized on December 31, 2023, the end of the earnout period, resulting in none of the metrics being met, thus no contingent consideration is to be paid to the sellers (see Note 7. Acquisitions).

The contingent consideration for the Traverse acquisition was finalized on May 10, 2023, which the Company paid on July 10, 2023 in the form cash payment of $0.5 million.

The fair value of the contingent consideration payable for the ClickDealer acquisition (described in Note 7. Acquisitions) was determined using a Monte Carlo fair value analysis, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument.

Changes in fair value of contingent consideration are presented under Change in fair value of contingent consideration liabilities on the consolidated statements of operations.

The following table presents the contingent consideration assumptions as of December 31, 2023:

ClickDealer
Revenue Volatility	50%
Iteration (actual)	100,000
Risk Adjustment Discount Rate	23.75%
Risk free / Credit risk	12.50%
Days from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		December 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$24	$24
Preferred warrants - Series A & B preferred stock	Warrant liabilities	—	—	58	58
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	512	512
Total		$—	$—	$1,594	$1,594

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$600	$600
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	453	453
Total		$—	$—	$2,053	$2,053

The following table represents the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Preferred Warrants	Contingent Consideration
Balance, January 1, 2022	$3,960	$—	$8,439
Additions	—	—	431
Changes in fair value	(3,360)	—	2,583
Settlements	—	—	(10,000)
Balance, December 31, 2022	600	—	1,453
Additions	—	8,667	2,457
Changes in fair value	(576)	(8,609)	(1,833)
Settlements	—	—	(500)
Other (1)	—	—	(65)
Balance, December 31, 2023	$24	$58	$1,512
____________________
(1)Relates to the revision of the initial fair value of the ClickDealer contingent consideration. See Note 7. Acquisitions.

Note 11. Equity

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 600,000,000 shares of common stock, par value $0.0001 per share, of the DMS Inc., consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 60,000,000 shares of Class B Common Stock, and (iii) 40,000,000 shares of Class C Common Stock, and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share, of the DMS Inc. (“Company Preferred Stock”). At December 31, 2023, there were 4,286,712 shares of Class A Common Stock outstanding and 151,191 shares of Class B Stock outstanding.

Common Stock Reverse Stock Split

On August 28, 2023, Digital Media Solutions, Inc. filed an amendment to its certificate of incorporation in the State of Delaware (the “Amendment”), which provides that, after the market close on August 28, 2023 (the “Reverse Split Effective Time”), every fifteen shares of our issued and outstanding Class A Common Stock and Class B Common Stock will automatically be combined into one issued and outstanding share of Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share (the “Reverse Stock Split”). Earlier, on April 28, 2023, a majority of our shareholders approved a reverse stock split subject to the board of directors determining the final ratio.

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

Company Common Stock

The following table sets forth the Company’s common stock by class at December 31, 2023:

	December 31, 2023		December 31, 2022
Class	Total Shares	Ownership %	Total Shares	Ownership %
Class A Common Stock	4,286,712	96.6%	2,694,648	61.1%
Class B Common Stock	151,191	3.4%	1,713,298	38.9%
Total Common Stock	4,437,903	100%	4,407,946	100%

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

Except as provided in the Company Certificate of Incorporation, dividends and other distributions will not be declared or paid on the Class B Common Stock. Subject to any other provisions of the Company Certificate of Incorporation, as it may be amended from time to time, holders of shares of Class C Common Stock are entitled to receive ratably, in proportion to the number of shares held by them, the dividends and other distributions in cash, stock or property of the Company payable or to be made on outstanding shares of Class A Common Stock that would have been payable on the shares of Class C Common Stock if each such share of Class C Common Stock had been converted into a fraction of a share of Class A Common Stock equal to the Conversion Ratio (as defined in the Company Certificate of Incorporation) immediately prior to the record date for such dividend or distribution. The holders of shares of Class C Common Stock are entitled to receive, on a pari passu basis with the holders of the Class A Common Stock, such dividend or other distribution on the Class A Common Stock when, as and if declared by the Board from time to time out of assets or funds of the Company legally available therefor. At December 31, 2023, there were no shares of Class C Common Stock outstanding.

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

Conversion of Class C Common Stock
Each holder of Class C Common Stock has the right, at such holder’s option, at any time, to convert all or any portion of such holder’s shares of Class C Common Stock, and the Company has the right, at the Company’s option, to convert all or any portion of the issued and outstanding shares of Class C Common Stock, in each case into shares of fully paid and non-assessable Class A Common Stock at the ratio of one (1) share of Class A Common Stock for the number of shares of Class C Common Stock equal to the Issuance Multiple (as defined in the Business Combination Agreement) so converted. As of December 31, 2023, there were no Class C Common Stock issued and outstanding.

Treasury Stock
Treasury stock is reflected as a reduction of stockholders’ deficit at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued, if any. (See Note 13. Employee and Director Incentive Plans).

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

March 2023 Offering
On March 29, 2023, the Company entered into the SPA with certain investors, pursuant to which the Company sold (i) 80,000 shares of Series A Preferred Stock accompanied with warrants to purchase 550,268 Class A Common Stock (“Series A Warrant”) and (ii) 60,000 shares of Series B Preferred Stock accompanied with warrants to purchase 412,701 shares of Class A Common Stock (“Series B Warrants”). One share of Series A Preferred Stock with the accompanying warrants (“Series A Unit”) and one share of Series B Preferred Stock with the accompanying warrants (“Series B Unit”) were sold at $100 per unit.

Although the Preferred Stock are mandatorily redeemable, the Preferred Stock have a substantive conversion feature; and therefore, are not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. However, as the Preferred Stock are mandatorily redeemable, redeemable in certain circumstances at the option of the holder, and redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Preferred Stock as mezzanine equity in the consolidated balance sheets. The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. On June 15, 2023 the Company remeasured the Preferred Stock following the accretion method, which resulted in the Preferred Stock being measured at its maximum redemption value of $16.3 million and accretion of $11.3 million, included in Cumulative Deficit on the consolidated balance sheets as of December 31, 2023. The fair value of the preferred stock at issuance was recognized using the discount method, which accounts for the 11% discount of the stated value and a pro-rata allocation of the proceeds between the preferred shares and the warrants, less a pro-rata amount of the transaction costs.

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

Triggered Optional Redemption – If the Company closes a debt or equity financing, then each holder has the right to require the Company to use 30% of the proceeds from the financing to repurchase a pro rata portion of that holder’s Preferred Stock in cash at the Mandatory Redemption Price.

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

On June 16, 2023, the Board determined that the Company was not legally permitted under applicable Delaware law to effect a redemption for cash of any Series A Preferred Stock. As a result and in accordance with the Securities Purchase Agreement, the Company accrued dividends payable of $89 thousand to the Series A Preferred Stockholders, for both the quarters ended June 30, 2023 and December 31, 2023, included in Cumulative Deficit on the consolidated balance sheets, as of December 31, 2023. Total accrued dividend to Series A and B Preferred Stockholders was $468.0 thousand, as of December 31, 2023.

Relatedly, Section 9(a) of the Series A Certificate of Designation and the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation” and together with the Series A Certificate of Designation, the “Certificates of Designation”) provide for the Company to redeem 1/10th of the outstanding Series A Preferred Stock and Series B Preferred Stock, respectively, for cash or shares of the Company’s Class A common stock on a monthly basis beginning on June 30, 2023 at the “Corporation’s Mandatory Redemption Price.” Pursuant to the terms of the Certificates of Designation, the Company was not permitted to elect payment in common stock because the Company’s common stock has not traded above the “Floor Price” ($7.26) for 20 trading days prior to redemption, as required by the Certificates of Designation. With respect to each monthly redemption date, the Board determined that the redemption was not permitted under the Certificates of Designation or applicable Delaware law. As a result, the Company did not redeem any shares of Series A Preferred Stock during the year ended December 31, 2023.

Warrants

Public Warrants
Each Company Public Warrant entitles the registered holder to purchase one-fifteenth share of Class A Common Stock at a price of $172.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the Business Combination, or earlier upon redemption or liquidation.

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

At December 31, 2023 and 2022, approximately 10.0 million Public Warrants were outstanding, respectively.

Non-controlling Interests

The non-controlling interests represent the membership interests in DMSH held by holders other than the Company. Changes to ownership interests in DMSH while the controlling interests in DMSH is retained will be accounted for as equity transactions. As such, future redemptions or direct exchanges of the Company’s Interests in DMSH by the other members of the Company will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. The Company has consolidated the financial position and results of operations of DMSH and reflected the proportionate interests held by the holders of the non-controlling interests.

The following table summarizes the ownership interest in DMSH as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Interests	Ownership %	Interests	Ownership %
Number of Interests held by DMS, Inc.	4,286,712	96.6%	2,694,648	61.1%
Number of Interests held by non-controlling interests holders	151,191	3.4%	1,713,298	38.9%
Total Interests Outstanding	4,437,903	100.0%	4,407,946	100.0%
The following table summarizes the effects of changes in ownership in DMS, Inc. on our equity during the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net loss attributable to Digital Media Solutions, Inc.	$(81,681)	$(31,952)
Transfers to (from) non-controlling interests due to:
Redemption - Prism	(68,836)	—
Stock-based compensation - Vested & Exercised	(1,645)	(1,156)
Shares issued in connection with the Crisp Earnout (Note 7)	—	(4,757)
Redemption - SmarterChaos	—	(245)
Treasury stock purchased under the 2020 Omnibus Incentive Plan	326	219
Net transfers from non-controlling interests	(70,155)	(5,939)
Change from net income attributable to DMS Inc. shareholders and transfers from non-controlling interests	$(151,836)	$(37,891)

On January 17, 2022, the sellers of SmarterChaos redeemed approximately 153.7 thousand units of their non-controlling interest held through DMSH Unit in exchange for Class A Common Stock in DMS Inc. The non-controlling interest held by the Sellers of SmarterChaos did not include related Class B Common Stock to be retired upon redemption.

On July 3, 2023 and November 17, 2023, Prism redeemed approximately 41.2 thousand and 1,520.9 thousand Class B Common Stock, respectively, effectively converting all of its remaining non-controlling interest held in DMSH Units into Class A Common Stock in DMS Inc. See Note 2. Business Combination.

On April 12, 2024, Clairvest redeemed approximately 151.2 thousand Class B Common Stock, effectively converting all of its remaining non-controlling interest held in DMSH Units into Class A Common Stock in DMS Inc. Consequently, there were no shares of the Company's Class B Common Stock outstanding after this redemption.

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

Amended Partnership Agreement

Pursuant to the Amended Partnership Agreement, the non-controlling interests (as defined in the Amended Partnership Agreement) have the right to redeem their DMSH Units for cash (based on the market price of the shares of Class A Common Stock) or, at the Company’s option, the Company may acquire such DMSH Units (which DMSH Units are expected to be contributed to Blocker) in exchange for cash or Class A Common Stock (a “Redemption”) on a one-for-one basis (subject to customary conversion rate adjustments, including for stock splits, stock dividends and reclassifications), in each case subject to certain restrictions and conditions set forth therein. In the event of a change of control transaction with respect to a Non-Blocker Member, DMSH will have the right to require such Non-Blocker Member to effect a Redemption with respect to all or any portion of the DMSH Units transferred in such change of control transaction. In connection with any Redemption a number of shares of Class B Common Stock will automatically be surrendered and cancelled in accordance with the Company Certificate of Incorporation. On April 12, 2024, with the conversion of the last remaining DMSH Units into Class A Common Stock, the Amended Partnership Agreement ended (see Note 11. Equity).

Tax Receivable Agreement

Since the year ended December 31, 2021, the Company maintains a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450, Contingencies since a valuation allowance has been recorded against the related DTA. The remaining short-term Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.
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

DMSH Member Tax Distributions

For the years ended December 31, 2023 and December 31, 2022 there were no tax distributions to members of DMSH.

Private Placement of Convertible Preferred Stock and Preferred Warrants

On March 29, 2023, the Company entered into the SPA with certain investors in connection with the Preferred Offering, including $6.0 million of related party participation. The Preferred Stock was issued at a 10% Original Issue Discount (OID) to the aggregate stated value of $15.5 million.

The Series B Preferred Stock and corresponding Preferred Warrants were issued to the following related parties:

	Series B Preferred Shares		Series B Preferred Warrants
Name	Number of Shares	% of Shares in Series	Number of Warrants	% of Warrants in Series
Lion Capital (Guernsey) BridgeCo Limited	28,671	47.7%	2,958,098	47.7%
Leo Investors Limited Partnership	11,329	18.9%	1,168,886	18.9%
Fernando Borghese	10,000	16.7%	1,031,746	16.7%
Joseph Marinucci	7,500	12.5%	773,809	12.5%
Matthew Goodman	2,500	4.2%	257,937	4.2%
Total outstanding shares as of April 26, 2023	60,000	100.0%	6,190,476	100.0%

Note 13. Employee and Director Incentive Plans

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, will be eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 0.8 million. The 2020 Plan terminates on June 24, 2030.

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

The fair value of non-vested stock is determined based on the closing trading price of the Company’s stock on the grant date and are amortized over the award’s service period. At December 31, 2023, total unamortized Stock-based compensation expense related to restricted stock and options was $3.1 million, which will be recognized over a weighted-average remaining period of 1.65 years.

Restricted Stock Units

Stock awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock awards vest on 3 to 4 years of continuous service, depending on when the award was granted, and have 10-year contractual terms. The 2020 Plan allows employees’ vesting rights after each year for completed service to the Company.

On October 28, 2020, the Board of Directors of DMS Inc. approved the grant of approximately 80 thousand RSUs, including 4 thousand units granted for Directors under the 2020 Plan. The RSUs vest one-third each year based on three years of continuous service starting with July 16, 2021 through July 16, 2023. The related Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The 2020 Plan provides Directors’ and employees’ vesting rights after each year for completed service to the Company. The related costs were approximately $3.1 million and $6.7 million for the year December 31, 2023 and 2022, respectively, and are included in Salaries and related costs within the consolidated statements of operations.

On April 12, 2022, the Board approved the grant of 50.8 thousand RSUs consisting of 25 thousand performance-based vesting RSUs (“PRSUs”) and 25.4 thousand time-based vesting RSUs (“TRSUs”) to executive management and certain key employees under the 2020 Plan. On July 1, 2022, the Board voted to award 22.0 thousand RSUs consisting of 10.9 thousand PRSUs and

10.9 thousand TRSUs to executive management under the 2020 Plan. The TRSUs vest one-fourth each year based on four years of continuous service starting with April 12, 2022, through April 12, 2026. The PRSUs vest one-fourth each calendar year from 2022 through 2026 based continuous service and subject to certain performance metrics of the Company during 2022, which the Company re-evaluates the probability of achievement on a quarterly basis. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

On August 4, 2022, the Board approved the grant of an aggregate of 3.5 thousand RSUs to the Company’s non-employee directors under the 2020 Plan. The RSUs were to vest on the date of the annual shareholder’s meeting or on the anniversary of the award, whichever occurs first, and the related Stock-based compensation expense was recognized on a straight-line basis over the vesting period.

There were no new RSU awards for the year ended December 31, 2023.

The following table presents the restricted stock units activity for the year December 31, 2023 and 2022 (in thousands, except price per share):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	96	$119.70
Granted	76	40.65
Vested	48	115.50
Forfeited/Canceled	24	81.75
Outstanding at December 31, 2022	100	$70.95
Granted	—	$—
Vested	31	94.31
Forfeited/Canceled	30	46.18
Outstanding at December 31, 2023	39	$79.05
Vested as of December 31, 2023	119	$107.86

For the year December 31, 2023 and 2022, the fair value of vested restricted stock units was $0.2 million and $1.4 million, respectively.

As of December 31, 2023, the total number of awards issued to other nonemployee consultants for advisory and consulting services were 2,036 restricted stock units and 5,726 stock options that represent total Stock-based compensation grant date fair value of $1.8 million, for which $1.6 million has been recorded for services provided to date.

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

The following table presents the stock option activity for the year December 31, 2023 and 2022 (in thousands, except price per share):

	Number of Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in Years)	Total Intrinsic Value of Restricted Stock Options Exercisable
Outstanding at January 1, 2022	139	$58.80	6.1 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	16	58.20	—	—
Outstanding at December 31, 2022	123	$50.25	6.8 years	$—
Granted	—	$—	—	$—
Exercised	—	—	—	—
Forfeited/expired	25	59.05	—	—
Outstanding at December 31, 2023	98	$59.10	7.0 years	$—
Exercisable at December 31, 2023	53	$58.77	7.0 years	$—

There were no stock options granted in 2023.

Defined Contribution Plans

The Company offers a 401(k) plan with a mandatory match and a discretionary bonus contribution to all of its eligible employees. The Company matches employees’ contributions based on a percentage of salary contributed by the employees. The Company’s match cost for the year December 31, 2023 and 2022 was $0.8 million and $0.9 million respectively, recorded within Salaries and related costs on the consolidated statements of operations.

Note 14. Income Taxes

The benefit for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$195	$73
State	(187)	(70)
Total Current	8	3
Deferred:
Federal	(928)	(3,466)
State	130	(642)
Total Deferred	(798)	(4,108)
Income tax benefit	$(790)	$(4,105)

The benefit for income taxes shown above varies from the statutory federal income tax rate for those periods as follows (in thousands):

	Years Ended December 31,
	2023	2022
Tax benefit from federal statutory rate	$(25,931)	$(11,888)
Tax on income not subject to entity level federal income tax	6,584	4,085
State income taxes, net of federal tax effect	(4,304)	(1,639)
Change in fair value of warrant liabilities	(1,929)	(705)
Other permanent adjustments	950	26
Permanent adjustments - goodwill impairment	4,087	—
Permanent adjustments - Tax Receivable Agreement	—	(176)
Equity Conversion	(15,443)	—
True-ups and other	(3,094)	(2,343)
Uncertain tax position reserve	8,304	—
Research and development credit	—	(250)
Undistributed earnings	749	171
Foreign rate differential	(562)	—
Valuation allowance	30,113	8,857
Tax credits	(314)	(243)
Tax benefit	$(790)	$(4,105)

As of December 31, 2023, the Company consists of DMS Inc. and its wholly-owned subsidiary, Blocker, which owns 96.6% of equity interests in DMSH. DMSH is treated as a partnership for purposes of U.S. federal and certain state and local income tax. As a U.S. partnership, generally DMSH will not be subject to corporate income taxes (except with respect to UE and Traverse, as described below). Instead, each of the ultimate partners (including DMS Inc.) are taxed on their proportionate share of DMSH taxable income.

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of future earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of future earnings of DMSH). The Company’s Income tax benefit is attributable to the allocable share of earnings from DMSH, the activities of UE and Traverse, wholly-owned U.S. corporate subsidiaries of DMSH, which is subject to U.S. federal and state and local income taxes and the activities of ClickDealer, wholly-owned foreign corporate subsidiaries of DMSH, which is subject to Netherlands, Ukraine and United Kingdom income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

For years ended December 31, 2023 and 2022, the components of Net loss before income taxes are comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$(111,785)	$(56,605)
Foreign	(11,698)	—
Total Net loss before taxes	$(123,483)	$(56,605)

Any change in the fair value of the private placement and preferred warrants, which are classified as a liability on the Company’s consolidated balance sheets at December 31, 2023, is recognized as a gain or loss in the Company’s consolidated statements of operations. The warrants are deemed equity instruments for income tax purposes, and accordingly, there is no income tax expense or benefit relating to changes in the fair value of such warrants.

Deferred tax assets and liabilities are composed of the following (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Investment in DMS Holdings LLC	$58,622	$34,137
Reserve accruals	65	156
Charitable contributions	23	18
Interest carryforward	10,681	5,131
Tax credit carryforwards	823	1,013
Property and equipment	—	(7)
Intangibles	1,709	—
Operating lease liabilities	190	343
Net operating loss	1,851	2,863
Total gross deferred tax assets	73,964	43,654
Less: Valuation allowance	(71,942)	(41,829)
Total deferred tax assets, net	2,022	1,825
Deferred tax liabilities:
Intangibles	—	(1,295)
Property and equipment	(1)	—
Operating lease right-of-use assets	(62)	(119)
Undistributed earnings	(2,273)	(1,523)
Total deferred tax liabilities	(2,336)	(2,937)
Net deferred tax liabilities	$(314)	$(1,112)

At December 31, 2023, the Company has federal, foreign and state net operating loss carryforwards attributable to DMS, Inc. in the amount of $25.2 million, $3.9 million and $10.5 million, respectively. The federal carryforwards are not subject to expiration, and the state carryforwards begin to expire in 2030, however certain state carryforwards are indefinite.

At December 31, 2023, the Company has an expected federal and state income tax credit carryforward of $0.8 million which would expire at December 31, 2039, unless utilized. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. We do not expect any annual limitation to materially impact the utilization of net operating losses and credits.

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

We have determined the need for a valuation allowance of $71.9 million as of December 31, 2023. In doing so we assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing Deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. Therefore, a valuation allowance has been recorded against the DTAs at DMS, Inc., UE, and ClickDealer.

At December 31, 2023 and December 31, 2022, the Company had a total of $8.3 million and $0.0 million in net unrecognized tax benefits, respectively, which reduced the Company’s deferred income tax assets and offsetting valuation allowance. These unrecognized tax benefits, if recognized, would not have an impact on the effective tax rate due to the offsetting valuation allowance. Unrecognized tax benefits were a net increase of $8.3 million and a net increase of $0.0 million during the years ended December 31, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2023 and December 31, 2022, the

Company had zero accrued interest and penalties associated with unrecognized tax benefits. Based on information available as of December 31, 2023, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0 over the next 12 months. The Company believes that its unrecognized tax benefits as of December 31, 2023 are appropriately recorded for all years subject to examination.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$—	$—
Additions for tax positions of the current years	33,589	—
Additions for tax positions of the prior years	—	—
Reductions for tax positions of prior years	—	—
Expiration of applicable statutes of limitations	—	—
Balance, end of year	$33,589	$—

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2020 to 2023. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2020; however, our net operating loss carryforwards arising prior to that year are subject to adjustment. In Netherlands, Ukraine and United Kingdom, the Company’s tax returns remain subject to examination by tax authorities for the year 2023, from the time of filing for a period of three years for Netherlands and Ukraine and four years for United Kingdom. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

The Company records interest and penalties, if any, as a component of its Income tax benefit in the consolidated statements of operations. No interest expense or penalties were recognized during the years ended December 31, 2023 and 2022, respectively.

Tax Receivable Agreement
Since the year ended December 31, 2021, the Company maintains a full valuation allowance on our DTA related to the Tax Receivable Agreement along with the entire DTA inventory at DMS, Inc. and Blocker, as these assets are not more likely than not to be realized based on the positive and negative evidence that we considered. The Tax Receivable Agreement liability that originated from the Business Combination is not probable under ASC 450, Contingencies since a valuation allowance has been recorded against the related DTA. The remaining short-term Tax Receivable Agreement liability of $0.2 million is attributable to carryback claims. We will continue to evaluate the positive and negative evidence in determining the realizability of the Company’s DTAs.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(122,693)	$(52,500)
Net loss attributable to non-controlling interest	(41,012)	(20,548)
Accretion and dividend Series A and B convertible redeemable preferred stock	(11,653)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic	$(93,334)	$(31,952)

Denominator:
Weighted-average Class A common shares outstanding – basic	2,920	2,581
Add: dilutive effects of equity awards under the 2020 Omnibus Incentive Plan	—	2
Weighted-average Class A common shares outstanding – diluted	2,920	2,583

Net loss per common share:
Basic – per Class A common shares	$(31.96)	$(12.38)
Diluted – per Class A common shares	$(31.96)	$(12.37)

Shares of the Company’s Class B convertible common stock and Series A and B Preferred stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock and Series A and B Preferred stock under the two-class method has not been presented.

For the year ended December 31, 2023, the Company excluded 0.2 million shares of Class B convertible common stock, 80 thousand Series A Preferred stock, 60 thousand Series B Preferred stock, 4.0 million Private Placement Warrants, 10.0 million Public Warrants, 14.4 million Preferred Warrants, 0.1 million stock options, 27.4 thousand RSUs, 12.0 thousand PRSUs, and the contingent and deferred considerations issued in connection with the ClickDealer and Aramis acquisitions as their effect would have been anti-dilutive. For the year ended December 31, 2022, the Company excluded 4.0 million Private Placement Warrants, 10.0 million Public Warrants, 0.1 million stock options, 0.1 million RSUs and 20.0 thousand PRSUs, and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive. For the year ended December 31, 2022, the Company excluded the Class B convertible stock, as their effect would have been anti-dilutive.

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

On October 28, 2022, the Company received notice from the Office of the Ohio Attorney General (“OH OAG”) that it was reviewing certain of DMS’s business practices pursuant to its authority under the Consumer Sales Practices Act, Ohio Revised Code Section 1345.06, and the Telephone Solicitation Sales Act, Ohio Revised Code Sections 4719.11; 109.87(C). While the Company believes that its practices are in compliance with applicable law, the Company and the OH OAG have entered into discussions regarding the terms of a potential resolution to the OH AG’s review. It is uncertain whether a mutually acceptable resolution can be reached and the terms thereof, and, accordingly, the Company is unable to predict the impact of any such resolution to the Company’s business operations or financial results.

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

Based on their evaluation as of December 31, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective for the reason described below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

December 31, 2023 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, as material weaknesses exist. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

During the year ended December 31, 2023, we identified a material weakness in internal control over financial reporting related to goodwill. Specifically, management did not design and maintain sufficient procedures and controls related to impairment, including calculating carrying values by segment to accurately reflect the intangible assets from the ClickDealer acquisition, which impacted our calculation of goodwill impairment.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to revenue. Management assessed our internal control over financial reporting as of December 31, 2023 and concluded that a material weakness continues to exist related to revenue. We did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized. Also, during management’s assessment of internal control over financial reporting as of December 31, 2023, we concluded that we did not design and maintain effective information technology general controls for certain information systems that are relevant to the preparation of the financial statements. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included validation using revenue reconciliations, fluctuation analyses and additional information technology controls related to changes in the system that could influence revenue.

Remediation Plans

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. Related to the material weakness identified in 2023, management intends to implement additional controls surrounding formalization of the review process for supporting documentation used in the impairment calculations in cases where external valuations have been performed. The material weakness will not be considered remediated until the newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. Management intends to remediate this weakness in 2024.

Related to the material weakness identified in 2021, during the course of 2023, the Company took steps to remediate the 2021 material weakness, including enhancement of recurring detective controls, and will continue to execute remediation steps as they relate to contract review and effective technology general controls until the material weakness is remediated. The material weakness will not be considered remediated until the existing and newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. Management intends to remediate this weakness in 2024.

No Auditor Attestation Report Required

Because the Company is a “non-accelerated filer” this Annual Report does not contain, and is not required to contain, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As of March 31, 2024, the Company was in breach of the net leverage ratio covenant under its Credit Facility, which it cured as of April 17, 2024, when DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85%for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, we must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, we have agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones. Refer to Note 8. Debt in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report, for further detail on our debt. Further, the above summary is qualified in its entirety by reference to the complete text of the Second Amendment.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K or otherwise.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

Item 11. Executive Compensation

The information required by this Item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement that will contain such information.

PART IV
Item 15. Exhibit and Financial Statement Schedules

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

DIGITAL MEDIA SOLUTIONS, INC.

Item 16. Form 10-K Summary

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
4.5
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.5 to Digital Media Solution, Inc.’s Annual
Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).

4.6
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, filed on March 30, 2023. (incorporated by reference to Exhibit 4.6 to Digital Media Solution, Inc.’s Annual
Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).

4.7
Form of Common Stock Purchase Warrant of Digital Media Solutions, Inc. (incorporated by reference to Exhibit
4.7 to Digital Media Solution, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).

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

10.7	Tax Receivable Agreement, dated July 15, 2020, by and among Digital Media Solutions, Inc., CEP V DMS US Blocker Company, Prism Data, LLC, CEP V-A DMS AIV Limited Partnership, Clairvest Equity Partners V Limited Partnership, CEP V Co-Investment Limited Partnership and Clairvest GP Manageco Inc. (incorporated by reference to Exhibit 10.6 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 17, 2020).
10.9#	Digital Media Solutions, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Digital Media Solutions, Inc.’s Current Report on Form 8-K/A filed with the SEC on July 20, 2020).
10.10#
Form of Restricted Share Unit Award Agreement (Employee) (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).

10.11#
Form of Restricted Share Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).

10.12#	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2020).
10.13+^
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

10.14+
Credit Agreement, dated as of May 25, 2021, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.15
Digital Media Solutions, Inc. Executive Severance Plan, dated August 4, 2022 (incorporated by reference to
Exhibit 10.4 to Digital Media Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2022).

10.16	Asset Purchase Agreement, dated March 6, 2023 by and among Digital Media Solutions, Inc., the Sellers and the other parties thereto (incorporated by reference to Exhibit 2.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2023).
10.17
Securities Purchase Agreement, dated March 29, 2023, by and between Digital Media Solutions, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.21 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).

10.18
Registration Rights Agreement, dated March 30, 2023, by and between Digital Media
Solutions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.22 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023)

10.19	Offer Letter, by and between Digital Media Solutions, Inc. and Vanessa Guzmán-Clark, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on April 17, 2023).
10.20
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Digital Media
Solutions Holdings, LLC, dated March 30, 2023 (incorporated by reference to Exhibit 10.23 to Digital Media
Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on
April 5, 2023).

10.21
First Amendment to the Credit Agreement, dated as of August 16, 2023, by and among Digital Media Solutions,
LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and
Truist Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Digital
Media Solutions, Inc.’s Annual Report on Form 10-Q for the quarter ended June 30, 2023).

10.22
Offer Letter, by and between Digital Media Solutions, Inc. and Vanessa Guzmán-Clark, dated as of November 7,
2023 (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K
filed with the SEC on November 13, 2023)

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
101
The following financial information for the period ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

Digital Media Solutions, Inc.

Date: April 18, 2024	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 18, 2024	/s/ Vanessa Guzmán-Clark
	Name:	Vanessa Guzmán-Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2024	/s/ Joseph Marinucci
	Name:	Joseph Marinucci
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 18, 2024	/s/ Vanessa Guzmán-Clark
	Name:	Vanessa Guzmán-Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 18, 2024	/s/ Scott Flanders
	Name:	Scott Flanders
	Title:	Chairperson of the Board and Director

Date: April 18, 2024	/s/ Fernando Borghese
	Name:	Fernando Borghese
	Title:	President, Chief Operating Officer and Director

Date: April 18, 2024	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Director

Date: April 18, 2024	/s/ Elizabeth LaPuma
	Name:	Elizabeth LaPuma
	Title:	Director

Date: April 18, 2024	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	Director

Date: April 18, 2024	/s/ Neil Nguyen
	Name:	Neil Nguyen
	Title:	Director