Form 10-Q
period 2024-03-31
Digital Media Solutions, Inc.
filed 2024-05-15
CIK 1725134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2024, 4,442,103 shares of the registrant’s Class A common stock; no shares of the registrant’s Class B common stock, par value $0.0001 per share; and 28,443,522 warrants to purchase one-fifteenth share of the registrant’s Class A Common Stock, were issued and outstanding.

Digital Media Solutions, Inc.

2

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
•volatility in the trading price of our common stock and our Public Warrants and fluctuations in value of our Private Placement Warrants and the Preferred Warrants (collectively, the “Warrants”); and
•other risks and uncertainties indicated from time to time in DMS’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those under “Risk Factors” in DMS’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 18, 2024 (“2023 Form 10-K”) and its subsequent filing with the SEC.

3

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

These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or similar transactions.

4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,181	$18,466
Restricted cash	505	502
Accounts receivable, net of allowances of $3,732 and $4,172, respectively	32,397	35,322
Contract assets - current, net	5,613	6,467
Prepaid and other current assets	2,980	2,908
Income tax receivable	2,064	2,133
Total current assets	57,740	65,798
Property and equipment, net	14,454	15,390
Operating lease right-of-use assets, net	692	862
Goodwill	32,849	32,849
Intangible assets, net	28,071	29,441
Contract assets - non-current, net	1,015	1,632
Other assets	1,197	1,315
Total assets	$136,018	$147,287
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$42,331	$41,235
Accrued expenses and other current liabilities	10,568	10,548
Current portion of long-term debt	2,750	2,750
Tax Receivable Agreement liability	164	164
Operating lease liabilities - current	1,812	1,812
Contingent consideration payable - current	1,000	1,000
Total current liabilities	58,625	57,509
Long-term debt	299,119	286,353
Deferred tax liabilities	284	314
Operating lease liabilities - non-current	187	532
Warrant liabilities	1,016	82
Contingent consideration payable - non-current	495	512
Total liabilities	359,726	345,302
Preferred stock, $0.0001 par value, 100,000 shares authorized; 80 Series A and 60 Series B convertible redeemable issued and outstanding, respectively, at March 31, 2024	16,802	16,646
Stockholders' deficit:
Class A common stock, $0.0001 par value, 500,000 shares authorized; 4,287 issued and outstanding at March 31, 2024	4	4
Class B convertible common stock, $0.0001 par value, 60,000 shares authorized; 1,672 issued and 151 outstanding, respectively, at March 31, 2024	3	3
Class C convertible common stock, $0.0001 par value, 40,000 authorized; none issued and outstanding at March 31, 2024	—	—
Additional paid-in capital	(79,298)	(80,523)
Treasury stock, at cost, 7 and 7 shares, respectively	(235)	(235)
Cumulative deficit	(151,773)	(126,230)
Total stockholders' deficit	(231,299)	(206,981)
Non-controlling interest	(9,211)	(7,680)
Total deficit	(240,510)	(214,661)
Total liabilities, preferred stock and stockholders' deficit	$136,018	$147,287

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Net revenue	$70,709	$90,313
Cost of revenue (exclusive of depreciation and amortization)	56,407	68,042
Salaries and related costs	10,957	12,226
General and administrative expenses	11,402	12,856
Depreciation and amortization	3,726	5,082
Acquisition costs	—	2,345
Change in fair value of contingent consideration liabilities	(17)	13
Loss from operations	(11,766)	(10,251)
Interest expense, net	13,488	6,699
Change in fair value of warrant liabilities	934	3,764
Other (1)	40	—
Net loss before income taxes	(26,228)	(20,714)
Income tax expense (benefit)	50	(13)
Net loss	(26,278)	(20,701)
Net loss attributable to non-controlling interest	(891)	(8,103)
Net loss attributable to Digital Media Solutions, Inc.	$(25,387)	$(12,598)

Weighted-average Class A common shares outstanding – basic & diluted	4,287	2,695

Loss per share attributable to Digital Media Solutions, Inc.:
Basic and diluted – per Class A common shares	$(5.96)	$(4.67)
____________________
(1)Represents Foreign exchange loss (gain).

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	140	$16,646	4,287	$4	151	$3	$(80,523)	$(235)	$(126,230)	$(206,981)	$(7,680)	$(214,661)
Net loss	—	—	—	—	—	—	—	—	(25,387)	(25,387)	(891)	(26,278)
Stock-based compensation	—	—	—	—	—	—	585	—	—	585	—	585
Series A preferred stock dividends (2)	—	89	—	—	—	—	—	—	(89)	(89)	—	(89)
Series B preferred stock dividends (2)	—	67	—	—	—	—	—	—	(67)	(67)	—	(67)
Impact of transactions affecting non-controlling interest (3)	—	—	—	—	—	—	640	—	—	640	(640)	—
Balance, March 31, 2024	140	$16,802	4,287	$4	151	$3	$(79,298)	$(235)	$(151,773)	$(231,299)	$(9,211)	$(240,510)
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

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Preferred Stock (1)		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Cumulative Deficit	Total Stockholders' Deficit	Non- controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	2,695	$4	1,713	$3	$(14,054)	$(181)	$(32,896)	$(47,124)	$(36,823)	$(83,947)
Net loss	—	—	—	—	—	—	—	—	(12,598)	(12,598)	(8,103)	(20,701)
Stock-based compensation	—	—	—	—	—	—	1,379	—	—	1,379	—	1,379
Series A convertible redeemable preferred stock	80	2,853	—	—	—	—	—	—	—	—	—	—
Series B convertible redeemable preferred stock	60	2,140	—	—	—	—	—	—	—	—	—	—
Impact of transactions affecting non-controlling interest (2)	—	—	—	—	—	—	(3,939)	—	—	(3,939)	3,939	—
Balance, March 31, 2023	140	$4,993	2,695	$4	1,713	$3	$(16,614)	$(181)	$(45,494)	$(62,282)	$(40,987)	$(103,269)
____________________
(1)See Note 8. Fair Value Measurements and Note 9. Equity.
(2)The carrying amount of non-controlling interest was adjusted to reflect the change in ownership interest caused by shares issued in connection with the shares issued under the 2020 Omnibus Incentive Plan.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

DIGITAL MEDIA SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(26,278)	$(20,701)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for credit losses - Accounts receivable, net	796	563
Depreciation and amortization	3,726	5,082
Amortization of right-of-use assets	183	242
Stock-based compensation, net of amounts capitalized	232	1,258
Interest expense paid-in-kind	12,375	—
Amortization of debt issuance costs	1,122	390
Deferred income tax (benefit) provision, net	(30)	550
Change in fair value of contingent consideration	(17)	13
Change in fair value of warrant liabilities	934	3,764
Loss from preferred warrants issuance	—	553
Change in income tax receivable and payable	69	(570)
Change in accounts receivable	2,129	(1,371)
Change in contract assets	1,471	—
Change in prepaid expenses and other current assets	3	(657)
Change in operating right-of-use assets	(13)	—
Change in accounts payable and accrued expenses	1,203	6,638
Change in operating lease liabilities	(345)	(537)
Net cash used in operating activities	(2,440)	(4,783)
Cash flows from investing activities
Additions to property and equipment	(1,154)	(1,215)
Acquisition of business, net of cash acquired	—	(35,320)
Net cash used in investing activities	(1,154)	(36,535)
Cash flows from financing activities
Payments of long-term debt and notes payable	(563)	(562)
Payments of borrowings on revolving credit facilities	(125)	—
Proceeds from preferred shares and warrants issuance, net	—	13,107
Net cash (used in) provided by financing activities	(688)	12,545
Net change in cash and cash equivalents and restricted cash	(4,282)	(28,773)
Cash and cash equivalents and restricted cash, beginning of period	18,968	48,839
Cash and cash equivalents and restricted cash, end of period	$14,686	$20,066

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For
Interest	$—	$6,349
Income taxes	—	7
Non-Cash Transactions:
Contingent and deferred acquisition consideration	$—	$2,457
Stock-based compensation capitalized in property and equipment	353	121
Capital expenditures included in accounts payable	87	176
Accretion and Dividends - Preferred Series A and B	156	—
Interest paid-in-kind	12,375	—

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

Business Combination
On July 15, 2020, Digital Media Solutions Holding (“DMSH”) consummated the Business Combination with Leo Holdings Corp. (“Leo”) pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to the Business Combination, DMS Inc. has acquired, directly and through its acquisition of the equity of Blocker, approximately 96.6% of the membership interest in DMSH, while Prism Data, LLC, a Delaware limited liability company (“Prism”), CEP V-A DMS AIV Limited Partnership, a Delaware limited partnership (“Clairvest Direct Seller”) and related entities (the “Sellers”) have retained approximately 3.4% of the membership interest in DMSH (“non-controlling interests”). For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Non-controlling Interest
The non-controlling interest represents the membership interest in DMSH held by holders other than the Company. As of March 31, 2024, the Prism, Clairvest Direct Sellers and SmarterChaos combined ownership percentage in DMSH was 3.4% and as of December 31, 2023 it was 3.4%. For additional information see Note 9. Equity.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported as separate financial statement line items in the consolidated financial statements. Actual results could differ from those estimates. Management regularly makes estimates and assumptions that are inherent in the preparation of the consolidated financial statements including, but not limited to, the fair value of preferred warrants, private placement warrants, the allowance for credit losses, stock-based compensation, fair value of intangibles acquired in business combinations, loss contingencies, contingent consideration liabilities, asset impairments, variable consideration for commission and bonus revenue, and deferred taxes and amounts associated with the Tax Receivable Agreement.

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in our 2023 Form 10-K.

New Accounting Standards

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

Disaggregation of Revenue
The following tables presents the disaggregation of revenue by reportable segment and type of service (in thousands):

	Three Months Ended March 31, 2024
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$41,224	$38,811	$—	$(11,921)	$68,114
Managed services	805	—	412	—	1,217
Software services	—	—	1,378	—	1,378
Total Net revenue	$42,029	$38,811	$1,790	$(11,921)	$70,709

	Three Months Ended March 31, 2023
	Brand Direct	Marketplace	Technology Solutions	Intercompany Eliminations	Total
Net revenue:
Customer acquisition	$54,020	$37,288	$—	$(4,714)	$86,594
Managed services	1,383	—	753	—	2,136
Software services	—	—	1,583	—	1,583
Total Net revenue	$55,403	$37,288	$2,336	$(4,714)	$90,313

The Company generated revenue outside the United States through its 2023 ClickDealer acquisition. The following table represents these revenues by region (in thousands):

	Three Months Ended March 31,
	2024	2023
Europe	$5,361	$—
Other International	1,710	—

For the three months ended March 31, 2024 and 2023, one advertising customer within the Marketplace segment accounted for approximately 15.8% and 16.6% of our total revenue, respectively.

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

The activity in the Allowance for credit losses related to accounts receivable is as follows (in thousands):

Balance, December 31, 2023	$4,172
Additions charged to expense	796
Deductions/write-offs	(1,236)
Balance, March 31, 2024	$3,732

For the three months ended March 31, 2024 and 2023, bad debt expense was $0.8 million. and $0.6 million, respectively.

Contract balances

Contract Assets
The Company’s contract assets primarily result from the estimated variable consideration for commissions to be received from insurance distributors for performance obligations that have been satisfied. In addition, other contract assets with clients where the performance obligations have been satisfied in advance of the contractual terms with the customer are also recorded as contract assets. The Company recognizes revenue when the performance obligation is met and the contract asset is recorded within the consolidated balance sheets as current assets and long term assets, where applicable. Related to commission revenue, the Company collects the consideration payments in equal installments over the lifetime-value (“LTV”) of the underlying insurance policy, beginning collections on or after 90 days after the policy becomes effective, which can be up to several months after the Company’s performance obligation is met. From time to time, the Company may also record bonuses based on certain criteria set forth by the insurance distributor.

The balances for contract assets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets - current, net	$5,613	$6,467
Contract assets - non-current, net	1,015	1,632
Total Contract assets	$6,628	$8,099

The activity in contract assets is as follows (in thousands):

Balance, December 31, 2023	$8,099
Revenue from Contract Assets	5,624
Change in Variable Consideration - Prior Period	(4,127)
Cash Receipts	(2,968)
Balance, March 31, 2024	$6,628

During the three months ended March 31, 2024, the Company observed a higher than estimated decline in policy retention rates for certain prior period cohorts. Management’s evaluation of the retention trends triggered a change in the estimated variable consideration for commissions and bonuses, resulting in a net adjustment to revenue of $4.1 million during the three months ended March 31, 2024. Management will continue to monitor the policy retention rates as compared to forecasts and other market factors and evaluate whether any addition or reduction adjustment to revenue shall be recorded as the Company continues to assess its LTV models in future periods.

Allowance for credit losses related to contract assets was $2.3 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, there was no bad debt expense related to contract assets, respectively.

Contract Liabilities
The Company’s contract liabilities result from payments received from clients in advance of revenue recognition as they precede the Company’s satisfaction of the associated performance obligation. If a customer pays consideration before the Company’s performance obligations are satisfied, such amounts are classified as deferred revenue and recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the balance of deferred revenue was $0.8 million and $1.0 million, respectively. We expect the majority of the deferred revenue balance at March 31, 2024 to be recognized as revenue during the following quarter.

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

The following tables are a reconciliation of the operations of our segments to loss from operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenue	$70,709	$90,313
Brand Direct	42,029	55,403
Marketplace	38,811	37,288
Technology Solutions	1,790	2,336
Intercompany eliminations	(11,921)	(4,714)
Cost of revenue (exclusive of depreciation and amortization)	56,407	68,042
Brand Direct	36,328	42,816
Marketplace	31,743	29,338
Technology Solutions	257	602
Intercompany eliminations	(11,921)	(4,714)
Gross profit (exclusive of depreciation and amortization)	14,302	22,271
Brand Direct	5,701	12,587
Marketplace	7,068	7,950
Technology Solutions	1,533	1,734
Salaries and related costs	10,957	12,226
General and administrative expenses	11,402	12,856
Depreciation and amortization	3,726	5,082
Acquisition costs	—	2,345
Change in fair value of contingent consideration liabilities	(17)	13
Loss from operations	$(11,766)	$(10,251)

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of Goodwill, by reporting segment, were as follows (in thousands):

	Brand Direct	Marketplace	Technology Solutions	Total
Balance, January 1, 2023	$18,321	$54,554	$4,363	$77,238
Additions (Note 5)	2,308	2,693	—	5,001
Impairment of goodwill	(15,595)	(33,795)	—	(49,390)
Balance, December 31, 2023	$5,034	$23,452	$4,363	$32,849
Additions	—	—	—	—
Balance, March 31, 2024	$5,034	$23,452	$4,363	$32,849

The carrying amount of Goodwill for the Marketplace segment had accumulated impairment of $33.8 million as of March 31, 2024 and December 31, 2023, respectively. The carrying amount of Goodwill for the Brand Direct segment had accumulated impairment of $15.6 million as of March 31, 2024 and December 31, 2023, respectively.

Intangible assets, net

Finite-lived Intangible assets, net consisted of the following (in thousands):

		March 31, 2024				December 31, 2023
	Amortization Period (Years)	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Technology	4 to 7	$59,095	$(7,210)	$(44,333)	$7,552	$59,095	$(7,210)	$(43,752)	$8,133
Customer relationships	4 to 15	71,323	(27,125)	(27,142)	17,056	71,323	(27,125)	(26,510)	17,688
Brand	1 to 7	14,880	(3,979)	(7,438)	3,463	14,880	(3,979)	(7,283)	3,618
Non-competition agreements	1 to 3	1,898	—	(1,898)	—	1,898	—	(1,896)	2
Total		$147,196	$(38,314)	$(80,811)	$28,071	$147,196	$(38,314)	$(79,441)	$29,441

The weighted average amortization period for intangible assets is 8 years in total, and by category is 6 years for technology, 10 years for customer relationships, 6 years for brand, 3 years for non-competition agreements.

As of March 31, 2024, the amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$4,104	$4,040	$3,642	$3,027	$2,535	$10,723

Amortization expense for finite-lived intangible assets is recorded on an straight-line basis. Amortization expense related to finite-lived intangible assets was $1.4 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

Impairment analysis
Related to goodwill impairment, the Company considered if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount during three months ended March 31, 2024, noting that there were no indicators of impairment under ASC 350-20, Goodwill. Related to impairment of finite-lived assets, the Company considered whether any event occurred or circumstances changed that would be indicative of impairment triggering events under ASC 360-10, Impairment and Disposal of Long-Lived Assets for certain asset groups during the three months ended March 31, 2024, noting no indicators of impairment. Accordingly, for the three months ended March 31, 2024 and 2023, respectively, there was no impairment to intangible assets.

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

The Company paid cash consideration of $31.8 million, including $0.3 million estimated net working capital adjustment, upon closing of the transaction, with an additional $3.5 million in holdbacks, subject to certain criteria. Accounting for the acquisition was completed on March 30, 2024. Goodwill is expected to be deductible for tax purposes.

Through August 22, 2023, after the successful completion of the first and second tranche in criteria were met, $1.5 million of the holdback was paid to the Sellers in cash, including the true-up to the net working capital adjustment. The final net working capital adjustment was $0.6 million. On April 24, 2024, after the successful completion of the third tranche in criteria was met, the Company paid $1 million of the holdback to the Sellers in cash. The remaining holdback of $1.0 million is expected to be released within 24 months of the closing date, subject to certain criteria.

The acquisition transaction also included up to $10.0 million in contingent consideration, subject to the achievement of certain revenue and net margin based milestones in two subsequent one-year measurement periods, payable in cash or, if mutually agreed to by the Company and the Seller, in Class A Common Stock. The contingent consideration for the first year measurement period of the ClickDealer acquisition finalized on February 29, 2024, the end of the first earnout period, resulting in none of the metrics being met, thus no contingent consideration is to be paid to the sellers for the first measurement period.

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

Acquisitions’ Fair Value Measurement and Pro Forma Information

The acquisition date fair value of assets acquired and liabilities assumed from the ClickDealer acquisition consist of the following (in thousands, except expected useful lives):

	Expected Useful Life (Years)	ClickDealer
		2023
Cash		$—
Goodwill		5,001
Technology	4 to 7	4,780
Customer relationships	4 to 12	21,900
Accounts receivable		6,959
Brand	1 to 7	2,710
Accounts payable		(3,561)
Other assets acquired and liabilities assumed, net (1)		167
Net assets and liabilities acquired		$37,956
____________________
(1)Other assets acquired and liabilities assumed, net includes prepaid expenses and other current assets, partially offset by other current liabilities (e.g., Travel and expense payables, payroll liabilities, tax liabilities, and transition services payable).

The weighted average amortization period for ClickDealer acquisition technology is 7 years, customer relationships is 12 years and brand is 5 years. In total, the weighted average amortization period for ClickDealer is 10 years.

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

Note 6. Debt

The following table presents the components of outstanding debt (in thousands):

	March 31, 2024	December 31, 2023
Term loan	$252,452	$242,927
Revolving credit facility	57,253	55,091
Total debt	309,705	298,018
Less: Unamortized debt issuance costs (1)	(7,836)	(8,915)
Debt, net	301,869	289,103
Less: Current portion of long-term debt	(2,750)	(2,750)
Long-term debt	$299,119	$286,353
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

The First Amendment, as it relates to the Term Loan, was accounted for as a modification for accounting purposes. As such, $6.3 million in fees due to the Lenders was paid-in-kind and capitalized as additional debt issuance costs. These costs, plus the initial $4.2 million debt discount and $3.5 million debt issuance cost related to the Term Loan are being amortized over the term of the loan using the effective interest method. As of March 31, 2024, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $1.8 million and $6.1 million, respectively. As of December 31, 2023, the Term Loan debt discount and debt issuance cost classified as debt had a remaining unamortized balance of $2.1 million and $6.8 million, respectively.

In addition, the First Amendment added $0.8 million in lender fees to the Revolving Facility’s debt issuance costs. At March 31, 2024 and December 31, 2023, unamortized debt issuance costs of $1.0 million and $1.1 million, respectively, from the Revolving Facility are classified as Other assets within the consolidated balance sheets.

For the quarter ended March 31, 2024 and the year ended December 31, 2023 , the Company elected to exercise its available PIK elections. Accordingly, $10.1 million and $2.3 million of PIK interest expense was added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively, for the quarter ended March 31, 2024, and $19.1 million and $4.3 million of PIK interest expense was added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively, for the year ended December 31, 2023. As of March 31, 2024, the total outstanding balance of the Term Loan and the Revolving Facility is $252.5 million and $57.3 million, respectively. For the three months ended March 31, 2024, the effective interest rate was 16.5% for the Term Loan. The effective interest rate related to the Revolving Facility was 16.4% for the three months ended March 31, 2024.

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

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85% for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, the Company must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, the Company has agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones.

As noted above, the Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of March 31, 2024, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment. As of December 31, 2023, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of March 31, 2024, the Company was in compliance with the Credit Facility’s minimum liquidity covenant.

Debt Maturity Schedule

The remaining scheduled maturities of our total debt are estimated as follows at March 31, 2024 (in thousands):

2024	$2,063
2025	26,233
2026	281,409
Total debt	$309,705

Note 7. Leases

The following table summarizes the maturities of undiscounted cash flows of operating lease liabilities reconciled to total lease liability as of March 31, 2024 (in thousands):

Lease Amounts
2024	1,561
2025	469
Total	2,030
Less: Imputed interest	(31)
Present value of operating lease liabilities	$1,999

As of March 31, 2024, the operating lease weighted average remaining lease term is 1.0 years and the operating lease weighted average remaining discount rate is 3.36%.

The discount rate for each lease represents the incremental borrowing rate that the Company would incur at commencement of the lease to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

The following table represents the Company’s aggregate lease costs, by lease classification (in thousands):

		Three Months Ended March 31,
Category	Statement of Operations Location	2024	2023
Operating lease costs	General and administrative expenses	$217	$284
Short-term lease costs	General and administrative expenses	95	153
Sub-lease income	General and administrative expenses	(90)	(179)
Total lease costs, net		$222	$258

The cash paid for amounts included in the measurement of operating leases was $345.0 thousand and $537.0 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

The significant assumptions were as follows:

March 31, 2024
Preferred Warrants Fair Value Per Share	$1.03
Preferred Warrant valuation inputs:
Stock price - DMS Inc. Class A Common Stock	$1.29
Remaining contractual term in years	4.00
Estimated volatility	170.0%
Dividend yield	0.0%
Risk free interest rate	4.26%

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

The Company may call the Company Private Placement Warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; and (4) only if the last reported closing price of the Class A Common Stock equals or exceeds $270.00 per share for any 20 trading days within a 30-

trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

We record the fair value of the Private Placement Warrants as a liability in our consolidated balance sheets as of March 31, 2024 and 2023, respectively. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes-Merton valuation model. Changes in fair value of the Private Placement Warrants are presented under Change in fair value of warrant liabilities on the consolidated statements of operations. As of March 31, 2024, the Company has approximately 4 million Private Placement Warrants outstanding (convertible into 267 thousand Class A Common Stock), the total value of which is not material to the financial statements.

Contingent consideration payable related to acquisitions
The contingent consideration for the Aramis acquisition was finalized on December 31, 2022, the end of the earnout period, and became payable during the fourth quarter of 2023, in the form of cash or Class A Common Stock, at the election of the Company. The timing of payment of the Aramis earnout remains subject to resolution of certain outstanding indemnity issues relating to the acquisition (see Note 5. Acquisitions).

The fair value of the contingent consideration payable for the ClickDealer acquisition (described in Note 5. Acquisitions) was determined using a Monte Carlo fair value analysis, based on estimated performance and the probability of achieving certain targets. As certain inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Changes in fair value of contingent consideration are presented under Change in fair value of contingent consideration liabilities on the consolidated statements of operations. The contingent consideration for the first year measurement period of the ClickDealer acquisition finalized on February 29, 2024, the end of the first earnout period, resulting in none of the metrics being met, thus no contingent consideration is to be paid to the sellers for the first measurement period.

The following table presents the contingent consideration assumptions as of March 31, 2024:

ClickDealer
Revenue Volatility	50%
Iteration (actual)	100,000
Risk Adjustment Discount Rate	25.50%
Risk free / Credit risk	12.50%
Days from period end to payment	90

The following table presents assets and liabilities measured at fair value on a recurrent basis (in thousands):

		March 31, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$24	$24
Preferred warrants - Series A & B preferred stock	Warrant liabilities	—	—	992	992
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	495	495
Total		$—	$—	$2,511	$2,511

		March 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Liabilities:
Private placement warrants - Class B common stock	Warrant liabilities	$—	$—	$320	$320
Preferred warrants - Series A & B preferred stock	Warrant liabilities	—	—	12,711	12,711
Contingent consideration - Aramis	Contingent consideration payable - current	—	—	1,000	1,000
Contingent consideration - Traverse	Contingent consideration payable - current	—	—	466	466
Contingent consideration - ClickDealer	Contingent consideration payable - non-current	—	—	2,457	2,457
Total		$—	$—	$16,954	$16,954

The following tables represent the change in the warrant liability and contingent consideration (in thousands):

	Private Placement Warrants	Preferred Warrants	Contingent Consideration
Balance, January 1, 2024	$24	$58	$1,512
Changes in fair value	—	934	(17)
Balance, March 31, 2024	$24	$992	1,495

	Private Placement Warrants	Preferred Warrants	Contingent Consideration
Balance, January 1, 2023	$600	$—	$1,453
Additions	—	8,667	2,457
Changes in fair value	(280)	4,044	13
Balance, March 31, 2023	$320	$12,711	$3,923

Note 9. Equity

Class B Common Stock and DMSH Units Redemptions

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

For additional information, see Note 2. Business Combination in the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Common Stock Reverse Stock Split

On August 28, 2023, Digital Media Solutions, Inc. filed an amendment to its certificate of incorporation in the State of Delaware (the "Amendment"), which provides that, after the market close on August 28, 2023 (the "Reverse Split Effective Time"), every fifteen shares of our issued and outstanding Class A Common Stock and Class B Common Stock will automatically be combined into one issued and outstanding share of Class A Common Stock and Class B Common Stock, respectively, without any change in the par value per share (the “Reverse Stock Split”). Earlier, on April 28, 2023, a majority of our shareholders approved a reverse stock split subject to the board of directors determining the final ratio. The Company’s Class A Common Stock began trading on a split-adjusted basis at the market open on August 29, 2023. The Company’s common stock and warrants trade on the Over-The-Counter Market under the symbols “DMSL” and “DMSIW”, respectively.

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

The Company measures the Preferred Stock at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. On June 15, 2023 the Company remeasured the Preferred Stock following the accretion method, which resulted in the Preferred Stock being measured at its maximum redemption value of $16.3 million and accretion of $11.3 million, included in Cumulative Deficit on the consolidated balance sheets as of March 31, 2024.

For additional information, see Note 11. Equity in the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

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

Section 9(b) of the Series A Certificate of Designation gives holders of Series A Preferred Stock the right to require the Company to redeem for cash the Series A Preferred Stock for cash at any time on or after June 15, 2023 at the “Corporation’s Mandatory Redemption Price” (as such term is defined in the Series A Certificate of Designation). The aggregate Corporation’s Mandatory Redemption Price for all of the outstanding Series A Preferred Stock is approximately $9.3 million.

On June 16, 2023, the Board determined that the Company was not legally permitted under applicable Delaware law to effect a redemption for cash of any Series A Preferred Stock. As a result and in accordance with the Securities Purchase Agreement, the Company accrued dividends payable of $156.0 thousand to the Series A Preferred Stockholders, for the quarter ended March 31, 2024, included in Cumulative Deficit on the consolidated balance sheets, as of March 31, 2024. Total accrued dividend to Series A and B Preferred Stockholders was $624.0 thousand, as of March 31, 2024.

Relatedly, Section 9(a) of the Series A Certificate of Designation and the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Certificate of Designation” and together with the Series A Certificate of Designation, the “Certificates of Designation”) provide for the Company to redeem 1/10th of the outstanding Series A Preferred Stock and Series B Preferred Stock, respectively, for cash or shares of the Company’s Class A common stock on a monthly basis beginning on June 30, 2023 at the “Corporation’s Mandatory Redemption Price.” Pursuant to the terms of the Certificates of Designation, the Company was not permitted to elect payment in common stock because the Company’s common stock has not traded above the “Floor Price” ($7.26) for 20 trading days prior to redemption, as required by the Certificates of Designation. With respect to each monthly redemption date, the Board determined that the redemption was not permitted under the Certificates of Designation or applicable Delaware law. As a result, the Company did not redeem any shares of Series A or Series B Preferred Stock during the year ended December 31, 2023 and the three months ended March 31, 2024, respectively.

Note 10. Employee and Director Incentive Plans

2020 Omnibus Incentive Plan

On July 15, 2020, Leo’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance and repurchase of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and Restricted Stock Units (“RSUs”)) and other stock-based awards. Directors, officers and employees, as well as others performing independent consulting or advisory services for the Company or its affiliates, are eligible for grants under the 2020 Plan. The aggregate number of shares reserved under the 2020 Plan is approximately 0.8 million. The 2020 Plan terminates on June 24, 2030. The related costs were approximately $0.2 million for the three months ended March 31, 2024, and $1.3 million for the three months ended March 31, 2023, and are included in Salaries and related costs within the consolidated statements of operations. Fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date.

Restricted Stock Units

For the three months ended March 31, 2024, there were no new RSU awards. During the three months ended March 31, 2024, 29.3 thousand RSUs were forfeited.

On April 12, 2022, the Board voted to award 50.8 thousand RSUs consisting of 25.4 thousand performance-based vesting RSUs (“PRSUs”) and 25.4 thousand time-based vesting RSUs (“TRSUs”) to certain employees of the Company under the 2020 Plan. The PRSUs vest one-fourth each year based on four years of continuous service starting with January 1, 2022 through January 1, 2026. The TRSUs vest one-fourth each years based on four years continuous service starting April 12, 2022 and ending April 12, 2026.Vesting of the PRSUs were also subject to certain performance metrics of the Company, which the Company evaluates on a quarterly basis. During three months ended March 31, 2024, it was determined that the performance metric was not met for the PRSU’s, and accordingly the awards are no longer subject to amortization. The resulting reversal of compensation expense was not material to the financial statements. The fair value of stock-based compensation is based on the closing trading price of the Company’s stock on the grant date. The TRSU’s related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The PRSU awards’ expense is recognized on an accelerated basis over the vesting period.

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

While the Company consolidates DMSH for financial reporting purposes, the Company will only be taxed on its allocable share of future earnings (i.e. those earnings not attributed to the non-controlling interests, which continue to be taxed on their own allocable share of future earnings of DMSH). The Company’s Income tax expense (benefit) is attributable to the allocable share of earnings from DMSH, the activities of UE and Traverse, wholly-owned U.S. corporate subsidiaries of DMSH, which is subject to U.S. federal and state and local income taxes and the activities of ClickDealer, a wholly-owned foreign corporate subsidiary of DMSH, which is subject to Netherlands, Ukraine and United Kingdom income taxes. The income tax burden on the earnings allocated to the non-controlling interests is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ from the statutory rate.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded income tax expense of $0.1 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 was 0.2%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc. The Company recorded income tax benefit $13.0 thousand for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 was 0.1%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(26,278)	$(20,701)
Net loss attributable to non-controlling interest	(891)	(8,103)
Accretion and dividend Series A and B convertible redeemable preferred stock	(156)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic & diluted	$(25,543)	$(12,598)

Denominator:
Weighted-average Class A common shares outstanding – basic & diluted	4,287	2,695

Net loss per common share:
Basic and diluted – per Class A common shares	$(5.96)	$(4.67)

Shares of the Company’s Class B convertible common stock and Series A and B Preferred stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B convertible common stock and Series A and B Preferred stock under the two-class method has not been presented.

For the three months ended March 31, 2024, the Company excluded 151.2 thousand shares of Class B convertible common stock, 80 thousand Series A Preferred stock, 60 thousand Series B Preferred stock, 4.0 million Private Placement Warrants, 10.0 million Public Warrants, 14.4 million Preferred Warrants, 84.3 thousand stock options, 26.8 thousand RSUs, and the contingent and deferred considerations issued in connection with the ClickDealer and Aramis acquisitions as their effect would have been anti-dilutive. For the three months ended March 31, 2023, the Company excluded 1.7 million shares of Class B convertible common stock, 4.0 million Private Placement Warrants, 10.0 million Public Warrants, 113.3 thousand stock options, 66.7 thousand RSUs and 20.0 thousand PRSUs, and the contingent and deferred considerations issued in connection with the AAP and Crisp Results acquisitions, as their effect would have been anti-dilutive.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Quarterly Report (the “Notes”). In addition, reference should be made to our Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Cautionary Note Regarding Forward-Looking Statements”.

Recent Developments

On April 17, 2024, DMS, LLC, DMSH LLC and certain of the Company’s subsidiaries entered into a second amendment and waiver (the “Second Amendment”) to its existing Credit Facility with a syndicate of lenders, arranged by Truist Bank and Fifth Third Bank, as joint lead arrangers, and Truist Bank, as administrative agent and collateral agent. The Second Amendment introduced new Tranche A term loan commitments in the amount of $22 million with a maturity date of February 25, 2026, increasing our total borrowing capacity under the Credit Facility from $275 million to $297 million. The Second Amendment allows the Company to PIK the quarterly interest payments due and payable for the quarter ended March 31, 2024 and each of the following quarters up to and including the quarter ending on March 31, 2025; and waives compliance with the net leverage ratio covenant through June 30, 2025.

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85% for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, the Company must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, the Company has agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones. Refer to Note 6. Debt in the Condensed Notes to Consolidated Financial Statements (Unaudited), included in Item 1. Financial Statements of this Quarterly Report, for further detail on our debt.

Results of Operations
The following table presents our consolidated results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2024	2023
Revenue by type:
Customer acquisition	96.3%	95.8%
Managed services	1.7%	2.4%
Software services	1.9%	1.8%
Total net revenue	100.0%	100.0%
Revenue by segment:
Brand Direct	59.4%	61.3%
Marketplace	54.9%	41.3%
Technology Solutions	2.5%	2.6%
Intercompany Eliminations	(16.9)%	(5.2)%
Net revenue	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization)	79.8%	75.3%
Gross profit	20.2%	24.7%
Salaries and related costs	15.5%	13.5%
General and administrative	16.1%	14.4%
Depreciation and amortization	5.3%	5.6%
Acquisition costs	—%	2.6%
Change in fair value of contingent consideration	*	*
Loss from operations	(16.6)%	(11.4)%
Interest expense, net	19.1%	7.4%
Change in fair value of warrant liabilities	1.3%	4.2%
Other (1)	*	—%
Net loss before income taxes	(37.1)%	(23.0)%
Income tax expense (benefit)	*	*
Net loss	(37.2)%	(23.0)%
Net loss attributable to non-controlling interest	(1.3)%	(9.0)%
Net loss attributable to Digital Media Solutions, Inc.	(35.9)%	(14.0)%
____________________
* Less than one tenth of a percent.
(1)Represents Foreign exchange loss (gain).

Operating Results for the three months ended March 31, 2024 and 2023
The following table presents the consolidated results of operations for the three months ended March 31, 2024 and 2023 and the changes from the prior period (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenue	$70,709	$90,313	$(19,604)	(22)%
Cost of revenue (exclusive of depreciation and amortization)	56,407	68,042	(11,635)	(17)%
Salaries and related costs	10,957	12,226	(1,269)	(10)%
General and administrative	11,402	12,856	(1,454)	(11)%
Depreciation and amortization	3,726	5,082	(1,356)	(27)%
Acquisition costs	—	2,345	(2,345)	(100)%
Change in fair value of contingent consideration	(17)	13	(30)	(231)%
Loss from operations	(11,766)	(10,251)	(1,515)	15%
Interest expense, net	13,488	6,699	6,789	101%
Change in fair value of warrant liabilities	934	3,764	(2,830)	(75)%
Other (1)	40	—	40	100%
Net loss before income taxes	(26,228)	(20,714)	(5,514)	27%
Income tax expense (benefit)	50	(13)	63	(485)%
Net loss	(26,278)	(20,701)	(5,577)	27%
Net loss attributable to non-controlling interest	(891)	(8,103)	7,212	(89)%
Net loss attributable to Digital Media Solutions, Inc.	$(25,387)	$(12,598)	$(12,789)	102%
____________________
(1)Represents Foreign exchange loss (gain) and Gain on disposal of assets.

Net revenue. Our business generates revenue primarily through the delivery of a variety of performance-based marketing services, including customer acquisition, managed services and software services.

The following table presents revenue by type for each segment and the changes from the prior period:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Brand Direct
Customer acquisition	$41,224	$54,020	$(12,796)	(24)%
Managed services	805	1,383	(578)	(42)%
Total Brand Direct	42,029	55,403	(13,374)	(24)%
Marketplace
Customer acquisition	38,811	37,288	1,523	4%
Total Marketplace	38,811	37,288	1,523	4%
Technology Solutions
Managed services	412	753	(341)	(45)%
Software services	1,378	1,583	(205)	(13)%
Total Technology Solutions	1,790	2,336	(546)	(23)%
Corporate and Other
Customer acquisition	(11,921)	(4,714)	(7,207)	153%
Total Corporate and Other	(11,921)	(4,714)	(7,207)	153%
Total Customer acquisition	68,114	86,594	(18,480)	(21)%
Total Managed services	1,217	2,136	(919)	(43)%
Total Software services	1,378	1,583	(205)	(13)%
Total Net revenue	$70,709	$90,313	$(19,604)	(22)%

Customer Acquisition Revenue. Customer acquisition contracts deliver potential consumers or leads (i.e. number of clicks, emails, calls and applications) to the customer in real-time based on predefined qualifying characteristics specified by our customer.

Our Brand Direct segment experienced a decrease in Customer acquisition revenue of $12.8 million or 24% during the three months ended March 31, 2024. As our base business continues to experience downward pressure, growth within the period was driven primarily by the acquisition of ClickDealer. Customer acquisition revenue for Marketplace increased by $1.5 million or 4% for the three months ended March 31, 2024. The decline in Brand Direct is attributed to a pivot within our customer portfolio of marketing activities shifting in-house and the result of lower performing consumer finance campaigns. The consumer finance segment continues to experience increased competition and even more complexity.As consumers try to navigate inflationary pressures, spending will continue to be strained. The increase in Marketplace segments were primarily due to the rebound within Property & Casualty insurance as the industry positions itself for a favorable outlook in FY24. The Company also launched its Affordable Care Act (“ACA”) downline business in Q3 of FY23, which continues expand the Company’s footprint in the health insurance marketplace.

Managed Services Revenue. Managed services contracts provide continuous service of managing the customer’s media spend for the purpose of generating leads through a third-party supplier of leads, as requested by our customer. Managed services revenue experienced a decrease of $0.9 million or 43% during the three months ended March 31, 2024. The changes were primarily driven by decreased media activity, resulting in lower agency fees. As marketing organizations continue to invest in advanced tools and technologies that can enhance the effectiveness of their in-house marketing activities, the managed service model will continue to contract.

Software Services Revenue. Software services contracts provide the customer with continuous, daily access to the Company’s proprietary software. Software services revenue is considered insignificant during the three months ended March 31, 2024.

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and the changes from prior period:

	Three Months Ended March 31,
	2024	2023	PPTS Change
Brand Direct	13.6%	22.7%	(9.1)
Marketplace	18.2%	21.3%	(3.1)
Technology Solutions	85.6%	74.2%	11.4
Total gross profit percentage	20.2%	24.7%	(4.5)

Gross profit percentage for Brand Direct decreased for the three months ended March 31, 2024, in comparison to the same periods in 2023, primarily driven by the aforementioned pivot towards in-sourcing of marketing activities within our customer portfolio and lower performing campaigns within our debt/consumer finance vertical, both of which deliver a higher margin profile. Additionally, channel mix challenges within our publisher portfolio impacted campaign performance delivery across the segment and we experienced heightened competitive activities within the lead delivery and acquisition marketplace which led to higher acquisition costs as a result of the inflationary effects that continued to disrupt the economy. Each of these factors working in concert contributed to the margin decline.

Gross profit percentage for Marketplace decreased for the three months ended March 31, 2024, in comparison to the same period in 2023, primarily driven by improved performance across the P&C vertical as macro industry headwinds that have plagued the industry for the last twenty-four months continue to subside. Additionally, media optimizations within our insurance business by focusing on a diverse product strategy that centers around Owned & Operated websites and marketplaces as a result of hiring our new executive Vice President of Media continue to improve our profitability margin. We are expecting improved margins by centralizing our demand behind our proprietary DMS asset.

Gross profit percentage for Technology Solutions increased for the three months ended March 31, 2024, in comparison to the same periods in 2023, driven by the mix of media purchasing activity skewed more heavily towards higher performing media sources coupled with our internal media optimization strategy. Additionally, as we continue to invest behind our technology, we expect to sustain our margin performance with minimal contraction even as marketing organizations continue to explore in-house marketing solutions.

Total gross profit percentage decreased for the three months ended March 31, 2024, in comparison to the same periods in 2023, primarily due to the external pressures of in-sourcing marketing activities within our customer portfolio coupled with the declines in the consumer finance vertical driven by continued inflationary concerns. Additionally, macro shifts within the insurance industry have culminated in a monetization expansion within the DMS ecosystem as the outlook is poised for solid growth.

Salaries and related costs. Total compensation includes salaries, commissions, bonuses, payroll taxes and retirement benefits.
Salaries and related costs decreased by $1.3 million or 10% for the three months ended March 31, 2024, in comparison to the same period in 2023, primarily driven by the continued redesign of the corporate structure to optimize the operational and administrative support across the organization as well as higher attrition than expected offset by the impact of the ClickDealer acquisition. We continue to evaluate opportunities to position the business for a sustainable future with a focus on developing our top talent.

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

General and administrative expenses decreased $1.5 million or 11% for the three months ended March 31, 2024, largely due to costs associated with the termination of call center activities supporting our Voice and Crisp operations which were discontinued in Q1 last year.

Depreciation and amortization. Property, plant and equipment consists of computers and office equipment, furniture and fixtures, leasehold improvements and internally developed software costs. Intangible assets subject to amortization include technology, customer relationships, brand, and non-competition agreements.

Depreciation and amortization expense decreased $1.4 million or 27% for the three months ended March 31, 2024, primarily due to fewer intangibles amortized after the impairments recorded during 2023.

Impairment of goodwill and intangible assets. During the three months ended March 31, 2024, no impairment of goodwill or impairment of intangible assets was recorded (see Note 4. Goodwill and Intangible Assets).

Acquisition costs. Acquisition related costs are not considered part of the consideration for acquisitions and are expensed as incurred. This includes acquisition incentive compensation and other transaction related costs.

Acquisition costs decreased $2.3 million for the three months ended March 31, 2024, in comparison to the same periods in 2023, primarily due to the ClickDealer acquisition (see Note 5. Acquisitions).

Interest expense, net. Interest expense, net for three months ended March 31, 2024 was related primarily to our debt, which carries a variable interest rate based on multiple options at either LIBOR plus 5% or an alternate base rate, plus an agreed upon margin with Truist Bank, the administrative agent under the Company’s senior secured credit facility since May 25, 2021 (see Note 6. Debt).

Interest expense, net increased by $6.8 million or 101.3%, during the three months ended March 31, 2024, in comparison to the same period in 2023, were primarily due to the rate increase of approximately 3% in our LIBOR rate as a result of the amendment of our senior secured credit facility.

Income tax expense (benefit). The Company recorded income tax expense of $0.05 million for the three months ended March 31, 2024. The blended effective tax rate for the three months ended March 31, 2024 was approximately 24%, which varies from our statutory U.S. tax rate due to taxable income or loss that is allocated to the non-controlling interest and impact of the valuation allowance on DMS Inc.

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

Adjusted EBITDA is defined as net (loss) income, as may be applicable, excluding (a) interest expense, net, (b) income tax expense (benefit), (c) depreciation and amortization, (d) change in fair value of warrant liabilities, (e) change in fair value of contingent consideration liabilities, (f) legal and professional fees - Debt Amendment, (g) termination of operations, (h) stock-based compensation expense, (i) restructuring costs, (j) acquisition and other related costs, and (k) other expense.

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

The following table provides a reconciliation between Net loss, the most directly comparable GAAP measure, and Adjusted EBITDA and Unlevered Free Cash Flow, (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(26,278)	$(20,701)
Adjustments
Interest expense, net	13,488	6,699
Income tax expense (benefit)	50	(13)
Depreciation and amortization	3,726	5,082
Change in fair value of warrant liabilities	934	3,764
Change in fair value of contingent consideration liabilities	(17)	13
Legal and professional fees - Debt Amendment	2,521	—
Termination of operations	—	2,117
Stock-based compensation expense	232	1,258
Restructuring costs	746	493
Acquisition and other related costs (1)	—	3,614
Other expense (2)	279	1,034
Adjusted EBITDA	(4,319)	3,360
Less: Capital Expenditures	1,154	1,215
Unlevered free cash flow	$(5,473)	$2,145
Unlevered free cash flow conversion	126.7%	63.8%
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes compliance-related legal and professional fees pre-acquisition transactions.

A reconciliation of Unlevered Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Unlevered free cash flow	$(5,473)	$2,145
Capital expenditures	1,154	1,215
Adjusted EBITDA	(4,319)	3,360
Acquisition and other related costs (1)	—	3,614
Change in fair value of contingent consideration liabilities	(17)	13
Other expenses (2)	279	1,034
Stock-based compensation	232	1,258
Restructuring costs	746	493
Change in fair value of warrant liabilities	934	3,764
Legal and professional fees - Debt Amendment	2,521	—
Termination of operations	—	2,117
Subtotal before additional adjustments	(9,014)	(8,933)
Less: Interest expense, net	13,488	6,699
Less: Income tax expense (benefit)	50	(13)
Allowance for credit losses - Accounts receivable, net	796	563
Amortization of right-of-use assets	183	242
Stock-based compensation, net of amounts capitalized	232	1,258
Interest expense paid-in-kind	12,375	—
Amortization of debt issuance costs	1,122	390
Deferred income tax (benefit) provision, net	(30)	550
Change in fair value of contingent consideration	(17)	13
Change in fair value of warrant liabilities	934	3,764
Loss from preferred warrants issuance	—	553
Change in income tax receivable and payable	69	(570)
Change in accounts receivable	2,129	(1,371)
Change in contract assets	1,471	—
Change in prepaid expenses and other current assets	3	(657)
Change in operating right-of-use assets	(13)	—
Change in accounts payable and accrued expenses	1,203	6,638
Change in operating lease liabilities	(345)	(537)
Net cash used in operating activities	$(2,440)	$(4,783)
____________________
(1)Includes transaction fees in connection with the ClickDealer acquisition, pre-acquisition expenses, preferred warrants issuance costs, and post-acquisition related costs.
(2)Includes compliance-related legal and professional fees pre-acquisition transactions.

Adjusted Net Income and Adjusted EPS

We use the non-GAAP measures Adjusted Net Income (or Adjusted Net Loss, if applicable) and Adjusted EPS to assess operating performance. Management believes that these measures provide investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial and operating performance. Management also believes these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. We define Adjusted Net Loss as net loss attributable to Digital Media Solutions, Inc. adjusted, as may be applicable, for (x) costs associated with the change in fair value of warrant liabilities, acquisition costs, change in fair value of contingent consideration liabilities, restructuring costs, stock-based compensation expense and (y) the reallocation of net income (loss) attributable to non-controlling interests from the assumed acquisition by Digital Media Solutions, Inc. of all units of Digital Media Solutions Holdings, LLC (“DMSH LLC”) (other than units held by subsidiaries of Digital Media Solutions, Inc.) for newly-issued shares of Class A Common Stock of Digital Media Solutions, Inc. on a one-to-one basis. We define Adjusted EPS as adjusted net income or loss attributable to Digital Media Solutions, Inc. divided by the weighted-average shares of Class A Common Stock outstanding, assuming the acquisition by Digital Media

Solutions, Inc. of all outstanding DMSH LLC units (other than units held by subsidiaries of Digital Media Solutions, Inc.) and Preferred Stock Units for newly-issued shares of Class A Common Stock on a one-to-one-basis.

The following table presents a reconciliation between GAAP Earnings Per Share and Non-GAAP Adjusted Net Income and Adjusted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(26,278)	$(20,701)
Net loss attributable to non-controlling interest	(891)	(8,103)
Accretion and dividend Series A and B convertible redeemable preferred stock	(156)	—
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic & diluted	$(25,543)	$(12,598)

Denominator:
Weighted-average Class A common shares outstanding – basic & diluted	4,287	2,695

Net loss per common share:
Basic and diluted – per Class A common shares	$(5.96)	$(4.67)

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Digital Media Solutions, Inc. - Class A common stock - basic & diluted	$(25,543)	$(12,598)
Add adjustments:
Change in fair value of warrant liabilities	934	3,764
Acquisition costs	—	3,614
Change in fair value of contingent consideration liabilities	(17)	13
Restructuring costs	746	493
Stock-based compensation expense	232	1,258
	1,895	9,142
Adjusted net loss attributable to Digital Media Solutions, Inc. - basic and diluted	(23,648)	(3,456)

Denominator:
Weighted-average shares outstanding - basic & diluted	4,287	2,695
Weighted-average LLC Units of DMSH, LLC that are convertible into Class A common stock	151	1,713
Weighted-average Preferred Stock Units that are convertible into Class A common stock	2,317	—
	6,755	4,408

Adjusted EPS - basic and diluted	$(3.50)	$(0.78)

Liquidity and Capital Resources

The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents and Restricted cash	$14,686	$18,968	$(4,282)	(23)%
Availability under revolving credit facility	$—	$—	$—	—%
Total Debt	$309,705	$298,018	$11,687	4%

Our capital resources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. Our principal sources of liquidity on a short-term basis are cash and cash equivalents, and cash flows provided by operations. Our primary use of cash is compensation to our employees and payments for general operating expenses. From time to time, we may access debt or equity capital markets to meet our working capital and/or capital expenditure needs. Our ability to obtain additional working capital and/or financing for capital expenditures or general corporate purposes will be subject to various factors, including general market conditions, our operating performance, the market's perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our debt agreements.

During the first quarter of 2024, the Company continued to experience challenges in revenues and liquidity conversions due to the continued weakness in the insurance sector. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decline in revenue adversely affected the Company's liquidity. In response, on April 17, 2024, DMS LLC and DMSH LLC, along with certain subsidiaries of the Company, entered into a second amendment to the Credit Facility, which, among other things modified the Credit Facility as further described under “—Credit Facility” below.

For the quarter ended March 31, 2024, the Company elected to exercise its available PIK elections. Accordingly, $10.1 million and $2.3 million of PIK interest expense was added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of March 31, 2024, the total outstanding balance of the Term Loan and the Revolving Facility is $252.5 million and $57.3 million, respectively. For the three months ended March 31, 2024, the effective interest rate was 16.5% for the Term Loan. The effective interest rate related to the Revolving Facility was 16.4% for the three months ended March 31, 2024.

For the year ended December 31, 2023, the Company elected to exercise its available PIK elections. Accordingly, $19.1 million and $4.3 million of PIK interest expense were added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of December 31, 2023, the total outstanding balance of the Term Loan and the Revolving Facility was $242.9 million and $55.1 million, respectively. For the year ended December 31, 2023, the effective interest rate was 13.4%, for the Term Loan. The effective interest rate related to the Revolving Facility was 13.1% for the year ended December 31, 2023.

Management believes that the expected impact on our liquidity and cash flows resulting from the debt amendments and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date of these unaudited consolidated financial statements. See “Item 1A. Risk Factors - Risks Related to Our Financial Condition” in our 2023 Form 10-K.

Credit Facility

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

For the quarter ended March 31, 2024, the Company elected to exercise its available PIK elections. Accordingly, $10.1 million and $2.3 million of PIK interest expense was added to the outstanding principal balance of the Term Loan and the Revolving Facility, respectively. As of March 31, 2024, the total outstanding balance of the Term Loan and the Revolving Facility is $252.5 million and $57.3 million, respectively. For the three months ended March 31, 2024, the effective interest rate was 16.5% for the Term Loan. The effective interest rate related to the Revolving Facility was 16.4% for the three months ended March 31, 2024.

The Credit Facility is conditioned upon the Company’s compliance with specified covenants, including certain reporting covenants and financial covenants that, in addition to other items, require the Company to maintain a maximum net leverage ratio. As of March 31, 2024, compliance with the net leverage ratio covenant was waived in connection with entry into the First Amendment. As of December 31, 2023, the Company was in breach of the net leverage ratio, which it cured on March 30, 2023 through the funds received in connection with the issuance of Series A and Series B convertible Preferred stock and Warrants. As of March 31, 2024, the Company was in compliance with the Credit Facility’s minimum liquidity covenant.

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

The Second Amendment also includes certain limited waivers related to prior defaults and events of default under the Credit Facility, amends certain negative and affirmative covenants applicable to us and adds certain additional covenants. In accordance with the Second Amendment, we are required to maintain a minimum aggregate amount of unrestricted and uncommitted cash and cash equivalents held in U.S. dollars during the period of time from and after the Second Amendment effective date of at least $5 million. Further, we have agreed to a variance test in which (i) the Company disbursements during a variance testing period shall not be more than 15% in excess of the amount reflected in the corresponding period in the Credit

Facility’s loan parties’ projected cash flows prepared in consultation with a financial advisor (the “Cash Flow Forecast”) or (ii) the Company’s aggregate net cash receipts, (a) during the two week period after the Second Amendment effective date, will not be less than 80%, for the trailing two week period, of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period, (b) during the three week period after the Second Amendment effective date, will not be less than 82.5%, for the trailing three week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period and (c) during the four week period after the Second Amendment effective date and thereafter, will not be less than 85% for the trailing four week period of the aggregate cash receipts forecasted in the Cash Flow Forecast applicable during such testing period.

In connection with the Second Amendment, the Company must pay a 8.0% commitment fee, which shall be fully earned on the initial funding disbursement date and payable as PIK interest on the Second Amendment effective date. Further, under the terms of the Second Amendment, the Company has agreed to promptly commence a strategic review and marketing process for a sale of all or substantially all of our assets, which is subject to certain milestones.

See Note 6. Debt for additional information.

Cash flows from operating activities
Net cash used in operating activities was $2.4 million for the three months ended March 31, 2024 as compared to $4.8 million used in operating activities in the three months ended March 31, 2023. The decrease in cash used in operating activities is primarily attributable to lower business performance, and increase in accounts payable and current accrued expenses due to timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2024 decreased by $35.4 million or 97% to $1.2 million from $36.5 million for the three months ended March 31, 2023, primarily due to the acquisition of ClickDealer during the first quarter of 2023.

Cash flows from financing activities
Net cash (used in) provided by financing activities for the three months ended March 31, 2024 was $0.7 million, reflecting an decrease of $13.2 million or 105%, as compared to $12.5 million for the three months ended March 31, 2023. This decrease was substantially due to the issuance of preferred shares and warrants during the first quarter of 2023.

For the three months ended March 31, 2024, our Unlevered Free Cash Flow conversion rate increased 63% compared to the three months ended March 31, 2023 due to lower business performance.

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

None.

Critical Accounting Policies and Estimates

Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2023 Form 10-K, for further information on our critical and other significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, please see Part II, Item 7A: Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K.

Interest Rate Risk
As of March 31, 2024, we had total debt outstanding of $301.9 million (net of $7.8 million of unamortized discount and debt issuance costs), which was comprised of amounts outstanding under our Term Loan of $252.5 million and our Revolver Facility of $57.3 million combined. Substantially all this debt bears interest at floating rates. Changes in interest rates affect the interest expense we pay on our floating rate debt. A hypothetical 1% (100 basis points) increase in interest rates would increase our interest expense by approximately $2.7 million annually, based on the debt outstanding at March 31, 2024.

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

Based on their evaluation as of March 31, 2024, the principal executive officer and principal financial officer of the Company have concluded that during the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in our internal control over financial reporting described in our 2023 Form 10-K. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our quarterly interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

March 31, 2024 Assessment

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in internal control over financial reporting related to goodwill. Specifically, management did not design and maintain sufficient procedures and controls related to impairment, including calculating carrying values by segment to accurately reflect the intangible assets from the ClickDealer acquisition, which impacted our calculation of goodwill impairment.

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

Changes in Internal Control Over Financial Reporting
Except as described above in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the first quarter of the fiscal year ending December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in our 2023 Form 10-K.

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

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.5 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, filed on March 30, 2023 (incorporated by reference to Exhibit 4.6 to Digital Media Solutions, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on April 5, 2023).
10.1	Second Amendment to the Credit Agreement, dated as of April 17, 2024, by and among Digital Media Solutions, LLC, as borrower, Digital Media Solutions Holdings, LLC, the lenders and issuing banks named therein, and Truist Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to Digital Media Solutions, Inc.’s Current Report on Form 8-K filed with the SEC on April 19, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 15, 2024

Digital Media Solutions, Inc.

/s/ Joseph Marinucci
Name:	Joseph Marinucci
Title:	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Vanessa Guzmán-Clark
Name:	Vanessa Guzmán-Clark
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)